Form 10-Q
period 1995-03-31
HALLWOOD ENERGY CORP
filed 1995-05-15
CIK 319019

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     Form 10-Q

   MARK ONE
     X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

                TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File Number 0-9579


                            HALLWOOD ENERGY CORPORATION
               (Exact name of registrant as specified in its charter)



                              TEXAS                                  75-1319083
                 (State or other jurisdiction of                (I.R.S. Employer
                  incorporation or organization)          Identification Number)
                 4582 SOUTH ULSTER STREET PARKWAY
                            SUITE 1700
                         DENVER, COLORADO                                80237
             (Address of principal executive offices                  (Zip Code)

        Registrant's telephone number, including area code:  (303) 850-7373

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
   such filing requirements for the past 90 days.  Yes  x    No

   Shares of Common Stock outstanding at May 11, 1995                    494,126








                            HALLWOOD ENERGY CORPORATION
                            CONSOLIDATED BALANCE SHEETS
                            (In thousands except Shares)

                                                                               March 31,           December 31,
                                                                                  1995                 1994
                                                                              (Unaudited)



      CURRENT ASSETS
         Cash and cash equivalents                                                $   228             $    668
         Accounts receivable:
            Affiliates                                                              2,079                  526
            Trade                                                                       7                    7
         Current assets of affiliate                                                2,421                1,760
                                                                                   ------              -------
                                                                                    4,735                2,961
                                                                                   ------              -------

      PROPERTY, PLANT AND EQUIPMENT,  at cost
         Oil and gas properties (full cost method):
            Proved mineral interests                                             112,120               111,951
            Unproved mineral interests - domestic                                      59                   46
            Unproved mineral interests - foreign                                                           288
         Other property and equipment                                               3,746                3,745
                                                                                  -------              -------

               Total                                                              115,925              116,030
         Less accumulated depreciation, depletion,
            amortization and property impairment                                (105,859)             (105,461)
                                                                                  -------              -------

               Net Property, Plant and Equipment                                   10,066               10,569
                                                                                  -------              -------
      OTHER ASSETS
         Investment in common stock of parent (at fair value)                       2,912                1,680
         Investment in bonds of parent (at cost adjusted for
            amortization of discount)                                                                    1,352
         Noncurrent assets of affiliate                                             1,596                1,704
                                                                                  -------              -------

               Total                                                                4,508                4,736
                                                                                  -------              -------

      TOTAL ASSETS                                                              $ 19,309              $ 18,266
                                                                                  =======              =======



                            HALLWOOD ENERGY CORPORATION
                            CONSOLIDATED BALANCE SHEETS
                            (In thousands except Shares)
                                    (Continued)


                                                                               March 31,           December 31,
                                                                                 1995                  1994
                                                                              (Unaudited)


      CURRENT LIABILITIES
         Accounts payable and accrued liabilities                               $    129              $    154
         Current liabilities of affiliate                                           2,422                2,879
                                                                                  -------              -------
                                                                                    2,551                3,033



      NONCURRENT LIABILITIES
         Long-term obligations of affiliate                                         5,371                3,917
                                                                                  -------              -------
               Total Liabilities                                                    7,922                6,950
                                                                                  -------              -------

      STOCKHOLDERS' EQUITY
         Series D convertible, cumulative,
            redeemable preferred stock, $.01
            par value; 65,000 shares authorized;
            18,864 shares issued with a liquidation
            preference of $1,154                                                        1                    1
         Series E convertible preferred stock; $.01 stated
            value; 450,000 shares authorized; 356,000 shares
            issued with a liquidation preference of $.01 per share                      4                    4
         Common stock, $.50 par value, 80,000,000 shares
            authorized; 842,121 shares issued                                         421                  421
         Capital in excess of par value                                            57,383               58,248
         Accumulated deficit                                                      (42,450)             (42,290)
         Unrealized gain (loss) on investment in common stock
            of parent                                                                 336                 (896)
         Less cost of treasury stock of 347,995 common shares
            and 9,000 and 7,500 Series D preferred shares
            as of 1995 and 1994, respectively                                      (4,308)              (4,172)
                                                                                  -------              -------

               Total Stockholders' Equity                                          11,387               11,316
                                                                                  -------              -------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 19,309              $ 18,266
                                                                                  =======              =======


                            HALLWOOD ENERGY CORPORATION
                        CONSOLIDATED STATEMENT OF OPERATIONS
                                    (Unaudited)
                        (In thousands except per Share data)


                                                                                    For the Three Months
                                                                                       Ended March 31,
                                                                                  1995                 1994

      REVENUES:
         Oil revenue                                                             $   518               $   454
         Gas revenue                                                                 780                 1,173
                                                                                  ------                ------

                                                                                   1,298                 1,627
                                                                                  ------                ------
      EXPENSES:
         Production operating expense                                                 339                  344
         General and administrative                                                   252                  232
         Depreciation, depletion and amortization                                     398                  480
         Impairment of oil and gas properties                                         464
         Interest                                                                     71                    98
                                                                                  ------                ------

                                                                                   1,524                 1,154
                                                                                  ------                ------



      OTHER INCOME                                                                    66                    47
                                                                                  ------                ------
      INCOME (LOSS)                                                                  (160)                 520

      PREFERRED STOCK DIVIDENDS                                                      372                    18
                                                                                  ------                ------

      NET INCOME (LOSS) FOR COMMON STOCKHOLDERS                                  $  (532)              $   502
                                                                                  ======                ======
      NET INCOME (LOSS) PER COMMON SHARE                                         $ (1.08)            $   .59
                                                                                  ======              ======

      WEIGHTED AVERAGE COMMON SHARES                                                 494                   850
                                                                                  ======                ======
                            HALLWOOD ENERGY CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                   (In thousands)

                                                                                    For the Three Months
                                                                                       Ended March 31,

                                                                                 1995                  1994

      OPERATING ACTIVITIES:
         Net income (loss)                                                       $  (160)               $  520
         Adjustments to reconcile net income to net
            cash used in operating activities:
               Depreciation, depletion, amortization
                 and property impairment                                              862                  480
               Undistributed earnings of affiliate                                   (706)              (1,042)
               Amortization of bond discount                                         (24)                  (24)
                                                                                  ------                ------
                 Cash used in operations
                    before working capital changes                                    (28)                 (66)

         Changes in operating assets and liabilities provided
            (used) cash net of noncash activity:
               Receivables from affiliates                                        (1,553)                  (78)
               Receivables - trade                                                                           2
               Accounts payable and accrued liabilities                              (12)                 (126)
                                                                                 -------               -------
                 Net cash used in operating activities                            (1,593)                 (268)
                                                                                 -------               -------

      INVESTING ACTIVITIES:
         Additions to property                                                        (17)                 (59)
         Proceeds from property sales                                                                        4
         Distributions received from affiliate                                        788                  771
         Sale of bonds                                                             1,385
         Other investing activities                                                   (2)                   (4)
                                                                                 -------               -------

                 Net cash provided by investing activities                         2,154                   712
                                                                                 -------                ------
      FINANCING ACTIVITIES:
         Dividends paid                                                              (865)              (1,463)
         Repurchase of preferred shares                                             (136)
                                                                                  ------               -------



                 Net cash used in financing activities                            (1,001)               (1,463)
                                                                                 -------               -------
      DECREASE IN CASH AND CASH EQUIVALENTS                                          (440)              (1,019)

      CASH AND CASH EQUIVALENTS:

      BEGINNING OF PERIOD                                                            668                 1,128
                                                                                  ------               -------
      END OF PERIOD                                                              $   228               $   109
                                                                                  ======                ======
<F1>

                    The accompanying notes are an integral part
                            of the financial statements.

                            HALLWOOD ENERGY CORPORATION
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)


   NOTE 1 - GENERAL

   Hallwood Energy Corporation ("HEC") is a Texas corporation engaged in the development, production and sale of oil and gas. HEC is the general partner of Hallwood Energy Partners, L. P. ("HEP"), a publicly traded Delaware limited partnership. HEP commenced operations in August 1985 after completing an exchange offer in which HEP acquired oil and gas properties and operations from HEC, 24 oil and gas limited partnerships of which HEC was the general partner and certain working interest owners that had participated in wells with HEC and the limited partnerships. HEC now conducts substantially all of its operations through HEP. The activities of HEP are conducted by HEP Operating Partners, L. P. ("HEPO") and EDP Operating, Ltd. ("EDPO").

   HEC's wholly-owned subsidiaries include Hallwood Operating Company ("HOC"), former operator for HEC's properties, and Hallwood G. P., Inc., the general partner of EDPO. Unless otherwise indicated, all references to HEC in connection with the ownership, exploration, development or production of oil and gas properties refer to HEC and its proportionate ownership of HEP. HEC's parent company, The Hallwood Group Incorporated ("Hallwood Group"), owns 70% of the outstanding shares of HEC on a fully diluted basis.

   The interim financial data are unaudited; however, in the opinion of management, the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. These financial statements should be read in conjunction with the financial statements and accompanying footnotes included in HEC's December 31, 1994 Annual Report on Form 10-K.

   ACCOUNTING POLICIES

   INVESTMENT IN HEP

   HEC's general partner interest in HEP entitles it to a share of net revenues derived from HEP's properties ranging from 2% to 25%, and HEC holds approximately 7.3% of HEP's limited partner units. HEC accounts for its ownership of HEP using the proportionate consolidation method of accounting whereby HEC records its proportional share of each of HEP's revenues and expenses, current assets, current liabilities, noncurrent assets, long-term obligations and fixed assets. HEP owns approximately 40% of its affiliate, Hallwood Consolidated Resources Corporation ("HCRC"), which HEP accounts for under the equity method.

   INVESTMENT IN PARENT

   Hallwood Group, a public company traded on the New York Stock Exchange, is a diversified holding company with interests in oil and gas, specialty restaurants, real estate, textile products and hotels. During 1991, HEC purchased $2,149,000 aggregate principal amount of Hallwood Group's 13.5% Subordinated Debentures due July 31, 2009 ("Subordinated Debentures"). The purchase price was $1,429,000 including $99,000 of accrued interest. During 1992, HEC received an additional $290,000 face value of bonds as payment in lieu of interest. HEC exchanged the original issue Subordinated Debentures for 7% Collateralized Subordinated Debentures (the "New Collateralized Debentures") on March 2, 1993. Interest on the New Collateralized Debentures accrued from the date of the exchange at the rate of 7% per annum, payable quarterly in cash. Additionally, during the first quarter of 1993, Hallwood Group purchased for $380,000 the Subordinated Debentures that had been issued to HEC in 1991 and 1992 as payment in lieu of interest. On March 29, 1995, Hallwood Group repurchased the New Collateralized Debentures for $1,385,000 plus accrued interest through the purchase date.

   During 1990, 1991, the first quarter of 1992 and April and May of 1995, HEC acquired 899,432 shares or approximately 14% of the outstanding shares of Hallwood Group on the open market. HEC is holding the stock of Hallwood Group as a long-term investment and has classified it as an available-for-sale security.


   NOTE 2 - DIVIDENDS

   HEC paid a dividend of $1.00 per share of common stock and $1.00 per share of Series E Preferred Stock on March 3, 1995 to all shareholders of record on February 28, 1995.

   It is anticipated that HEC will pay a semi-annual dividend on all outstanding stock through at least 1995, in an amount to be determined by the Board of Directors after consideration of the cash flow and working capital needs of HEC.


   NOTE 3 - REPURCHASES OF SERIES D PREFERRED STOCK

   During the first quarter of 1995, HEC repurchased 1,500 shares of its Series D Preferred Stock for $90.88 per share. During April 1995, in two separate transactions, HEC repurchased the remaining 9,864 shares of its Series D Preferred Stock at $91.80 per share.


   NOTE 4 - LEGAL PROCEEDINGS

   On April 21, 1995, the United States District Court for the Southern District of New York entered an order provisionally certifying the class and preliminarily approving the settlement of In Re: Hallwood Energy Partners,
   L. P. Securities Litigation, 90 Civ. 1555. The class is composed of all persons and entities who beneficially owned or held units of Energy Development Partners, Ltd. ("EDP") on May 9, 1990 and who exchanged, or were eligible to exchange, their EDP units for HEP Units pursuant to the merger of EDP into HEP (the "Transaction"). The order directs plaintiffs' counsel to mail to class members notice of the settlement. The final hearing approving the settlement will be held on August 10, 1995.

   Under the terms of the settlement, HEP will make a cash payment of approximately $2,870,000, which was recorded as an expense in HEP's 1994 financial statements as the estimated cost associated with the litigation. In addition, in connection with plaintiffs' allegation that they did not receive adequate compensation for their EDP Units at the time of the Transaction, HEP will issue Units having a market value of $5,330,000. When issued, these Units, which are presently estimated to total approximately 970,000, will be treated, for financial statement purposes only, as additional Units issued in connection with the Transaction, which was accounted for as a reorganization of entities under common control, in a manner similar to a pooling of interests, and will be reflected as outstanding Units since May 9, 1990, the date of the Transaction. As a result, after the Units are issued, the number of Units outstanding and the net income (loss) per Unit will be retroactively restated for all periods subsequent to the Transaction. An affiliate of the Hallwood defendants may choose to purchase all of the Units for $5,330,000. The net proceeds of the settlement will be distributed to the class after all time periods for an appeal of the settlement order have expired. HEP anticipates that the distribution will occur in late September or October 1995.


   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   LIQUIDITY AND CAPITAL RESOURCES

   FINANCING

   HEC has no direct long-term obligations at March 31, 1995. The Company is currently negotiating with a bank to obtain a $1,500,000 line of credit, the proceeds of which will be used to replenish the Company's cash balances subsequent to repurchases of its Preferred Stock as described below. Included in the accompanying balance sheet at March 31, 1995 are long-term obligations of affiliate of $5,371,000. This amount represents HEC's share of HEP's outstanding long-term obligations which consist primarily of $19,700,000 borrowed under a line of credit and $17,143,000 borrowed under a note purchase agreement. HEP's borrowings are secured by a first lien on approximately 80% in value of HEP's oil and gas properties.

   PROPERTY SALES AND CAPITAL BUDGET

   During April 1995, HEC's board of directors authorized HEC to spend up to $1,500,000 to purchase common stock of Hallwood Group. The Company intends to make such purchases from time to time in open market or privately negotiated transactions. During April and May 1995, HEC purchased 3,432 shares of Hallwood Group at $3.00 per share on the open market.

   During the first quarter of 1995, HEC repurchased 1,500 shares of its Series D Preferred Stock for $90.88 per share. During April 1995, in two separate transactions, HEC repurchased the remaining 9,864 shares of its Series D Preferred Stock at $91.80 per share.

   HEC had no material property acquisitions or sales and did not engage in any exploration or development activity during the first quarter of 1995. A summary of HEP's significant property transactions follows.

   Through March 31, 1995, HEP has incurred approximately $4,033,000 directly and $1,081,000 indirectly through its investment in Hallwood Spraberry Drilling Company, L.L.C. ("HSD") for exploration, development and acquisition costs toward the 1995 capital budget of $15,800,000 of which $11,600,000 is for direct expenditures and the remainder for HSD expenditures. The direct expenditures were comprised of approximately $1,782,000 for HEP's Indonesian project as further discussed below, approximately $1,678,000 for domestic exploration and development expenditures and approximately $573,000 for property acquisitions and land. The indirect expenditures were comprised of drilling costs. A description of significant exploration and development projects to date in 1995 follows.

   Through HEP's investment in HSD, approximately $1,081,000, net to HEP's interest, has been incurred through March 31, 1995 for five drilled wells and nine recompletions on the Rocker "b" Ranch in Reagan County, Texas. HSD has its own line of credit of $4,000,000 net to HEP's interest, provided by a third party lender. The line of credit is secured only by certain leases on the Rocker "b" Ranch and is otherwise nonrecourse to HEP. HSD plans to drill up to 32 wells and to recomplete the same number of wells through July 1996. Based on the initial success of the drilling and recompletions, HEP acquired substantial additional acreage in the Rocker "b" Ranch during the second quarter and HSD plans to expand its project area to include this acreage. HSD has two drilling rigs under contract in the area and plans to place a third under contract in the second quarter of 1995. Discussions are underway with other operators in the area regarding development of new acreage.

   Significant exploration and development expenditures through March 31, 1995 include approximately $390,000 on four successful drilling wells and three successful recompletions in the West Texas Kermit area and approximately $300,000 on one development well in Reagan County, Texas. Gross production on these properties has increased by 535 barrels of oil per day and 780 mcf per day. HEP intends to participate in several more workovers and drilling wells in this area in 1995. Future projects include secondary recovery in the San Andres and Holt Formations. HEP has 25% to 35% working interests in the Kermit area wells and a 90% working interest in the Reagan County well.

   In April of 1995, a workover was performed on the G.S. Boudreaux in Lafayette Parish, Louisiana, whereby gross production rates were increased from 17,500 mcf per day and 370 barrels of condensate per day to 24,600 mcf per day and 550 barrels of condensate per day during the second quarter of 1995. Present production is limited by surface facilities, and additional planned facility work is anticipated to further increase production. HEP has a 30% working interest in the well. The increased production rate on the G.S. Boudreaux will significantly increase the state administered production allowable for the A.L. Boudreaux in the same area, resulting in production increases from that well.

   In Richland County, Montana, the Lewis #1, was recompleted to the Interlake Formation for a gross flowing rate of 450 barrels of oil per day and 250 mcf per day initial potential. A development well to further exploit this deposit is planned for 1995. HEP has a 22% working interest in the area.

   Through March 31, 1995, HEP has spent approximately $230,000 to date on a program started in late 1994 in Lea County, New Mexico. The program included five successful non-operated development wells and one successful recompletion having gross combined initial flowing rates of 2,389 barrels of oil per day and 3,023 mcf per day. HEP has a 5% working interest in the field.

   HEP is currently completing an exploratory well in Wyoming for which $85,000 has been incurred during the first quarter of 1995. A gross flowing potential of 750 barrels of oil per day and 150 mcf per day has been recorded, and a delineation well is planned for the summer of 1995. HEP has a 17% working interest in the field.

   During the first quarter of 1995, HEP also acquired acreage in Texas, Louisiana, Michigan, Wyoming and Montana for approximately $90,000, as well as working interests in the San Juan Basin of New Mexico and Reagan County, Texas for approximately $120,000. Numerous other projects are also underway in Montana, Colorado, Utah and Kansas.

   During the first quarter of 1995, Hallwood Petroleum Indonesia, Inc. ("Hallwood Indonesia") completed and evaluated its first well, PTH-01, in the Telaga Said Field in North Sumatra, Indonesia. A 39 barrel per day oil test was obtained, but insufficient reserves were indicated to justify field development costs. Consequently, Hallwood Indonesia has decided to relinquish its interest in the contract area and is in the process of closing down its operations there. HEC's share of HEP's impairment expense in the first quarter of 1995, which represents the write-off of its entire investment in Hallwood Indonesia, is $464,000.

   DIVIDENDS

   HEC paid a dividend of $1.00 per share of common stock and $1.00 per share of Series E Preferred Stock on March 3, 1995, to all shareholders of record on February 28, 1995.

   It is anticipated that HEC will pay a semi-annual dividend on all outstanding stock through at least 1995, in an amount to be determined by the Board of Directors after consideration of the cash flow and the working capital needs of HEC.

   HEP DISTRIBUTIONS

   HEP declared a limited partner distribution of $.20 per Unit and a general partner distribution of $657,000 for the first quarter of 1995, payable on May 15, 1995. The total of the distributions receivable by HEC is $788,000, which has been accrued in receivables from affiliates at March 31, 1995. RESULTS OF OPERATIONS

   The following table is presented to contrast HEC's average oil and gas prices and production. Significant fluctuations are discussed in the accompanying narrative.

                                                OIL AND GAS PRICES AND PRODUCTION
                                                 (In thousands except for price)
                                              For the Three Months Ended March 31,
                                             1995                              1994

                                     Oil              Gas              Oil              Gas
                                    (bbl)            (mcf)            (bbl)            (mcf)

      Average price                 $17.27           $ 1.76           $14.65           $ 2.62
      Production                        30              443                31             448

   THREE MONTHS ENDED MARCH 31, 1995 COMPARED TO THREE MONTHS ENDED MARCH 31,
   1994

   OIL REVENUE

   Oil revenue increased $64,000 during the first quarter of 1995 as compared with the first quarter of 1994. This increase is comprised of an increase in oil prices from $14.65 per barrel in 1994 to $17.27 per barrel in 1995 slightly offset by a 3% decrease in oil production from 31,000 barrels in 1994 to 30,000 barrels in 1995. The decrease in production is due to normal production declines partially offset by increased production from developmental drilling projects in West Texas.

   GAS REVENUE

   Gas revenue decreased $393,000 during the first quarter of 1995 as compared with the corresponding period in 1994 primarily as a result of a decrease in average gas prices from $2.62 per mcf in 1994 to $1.76 in 1995 combined with a decrease in production from 448,000 mcf in 1994 to 443,000 mcf in 1995.
   The decrease in gas production is primarily due to normal production declines, allowable production limits and gas balancing during the first quarter of 1995.

   GENERAL AND ADMINISTRATIVE EXPENSE

   General and administrative expense includes costs incurred for direct administrative services such as legal and audit fees, as well as allocated internal overhead incurred by Hallwood Petroleum, Inc. ("HPI"), an affiliate of HEC, which manages and operates certain oil and gas properties on behalf of HEC, HEP and their affiliates. These costs increased $20,000 during the first quarter of 1995 as compared to the first quarter of 1994, due to HEC's pro rata share of bank fees associated with the extension of HEP's line of credit during the first quarter of 1995.

   DEPRECIATION, DEPLETION AND AMORTIZATION

   Depreciation, depletion and amortization expense decreased $82,000 during the first quarter of 1995 as compared with the first quarter of 1994. The decrease is primarily due to lower capitalized costs in 1995 as compared with 1994.


   IMPAIRMENT OF OIL AND GAS PROPERTIES

   Impairment of oil and gas properties represents HEC's pro rata share of the write-off of HEP's Indonesian operations.

   INTEREST EXPENSE

   Interest expense decreased $27,000 during the first quarter of 1995 as compared with the first quarter of 1994 as a result of HEP's lower average debt balance in the first quarter of 1995 as compared with the first quarter of 1994.

   OTHER INCOME

   Other income consists primarily of HEC's direct interest income, as well as HEC's share of HEP's interest income, facilities income from two gathering systems in New Mexico, pipeline revenue and miscellaneous income or expense.
   The increase of $19,000 during the first quarter of 1995 as compared with the first quarter of 1994 is primarily due to fees HEC earned on property acquisitions made by HEP. The remaining decrease is comprised of numerous other items, none of which are individually significant.

   INCOME TAX EXPENSE

   There was no income tax provision or benefit during 1995 and 1994 due to the utilization of net operating loss carryforwards.


   PART II -  OTHER INFORMATION


   ITEM 1  -  LEGAL PROCEEDINGS

           Reference is made to Item 8 - Note 11 of Form 10-K for the year ended December 31, 1994 and Item 1 - Note 4 of Form 10-Q for the quarter ended March 31, 1995.


   ITEM 2  -  CHANGES IN SECURITIES

           None.



   ITEM 3  -  DEFAULTS UPON SENIOR SECURITIES

           None.


   ITEM 4  -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           On May 9, 1995, HCRC held its Annual Meeting of Shareholders at which
           Anthony J. Gumbiner, William L. Guzzetti, Brian M. Troup, Hans-Peter
           Holinger, Rex A. Sebastian and Nathan C. Collins were elected directors. Following is the number of votes cast for and withheld for each of the directors:

                Name                       Votes For                      Votes Withheld
      Anthony J. Gumbiner                   425,783                            9,512
      William L. Guzzetti                   425,763                            9,532
      Brian M. Troup                        417,493                           17,802
      Hans-Peter Holinger                   417,493                           17,802
      Rex A. Sebastian                      417,493                           17,802
      Nathan C. Collins                     417,493                           17,802
<F1>
        There were no abstentions or broker non-votes.

ITEM 5  -  OTHER INFORMATION

        None.


ITEM 6  -  EXHIBITS AND REPORTS ON FORM 8-K

        None.





SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             HALLWOOD ENERGY CORPORATION


                                             By:/S/Robert S. Pfeiffer
 Date:  May 11, 1995                         Robert S. Pfeiffer, Vice President
                                                (Chief Financial Officer)