Form 10-Q
period 1995-06-30
HALLWOOD ENERGY CORP
filed 1995-08-18
CIK 319019

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

MARK ONE
   X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

             TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 0-9579

                             -----------------------

                           HALLWOOD ENERGY CORPORATION
             (Exact name of registrant as specified in its charter)

                            ------------------------


                    TEXAS                               75-1319083
       (State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)            Identification Number)
       4582 SOUTH ULSTER STREET PARKWAY
                  SUITE 1700
               DENVER, COLORADO                            80237
   (Address of principal executive offices)             (Zip Code)

       Registrant's telephone number, including area code:  (303) 850-7373

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes       No

Shares of Common Stock outstanding at August 11, 1995                    436,126

                           HALLWOOD ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                          (In thousands except Shares)



                                          June 30,    December 31,
                                            1995          1994
                                           --------    ------------
                                         (Unaudited)

 CURRENT ASSETS
  Cash and cash equivalents             $  2,022       $    668
  Accounts receivable:
    Affiliates                               528            526
    Trade                                      7              7
  Current assets of affiliate              1,859          1,760
                                          -------        -------
      Total                                4,416          2,961
                                          -------        -------
 PROPERTY, PLANT AND EQUIPMENT,  at
 cost
  Oil and gas properties (full cost
   method):
    Proved mineral interests             112,373        111,951
    Unproved mineral interests -
     domestic                                 40             46
    Unproved mineral intersts -
     foreign                                                288
    Other property and equipment           3,745          3,745
                                          -------        -------

        Total                              116,158        116,030

  Less accumulated depreciation,
    depletion, amortization and
    property impairment                 (106,302)      (105,461)
                                         -------         -------

      Net Property, Plant and Equipment    9,856         10,569
                                          -------        -------
 OTHER ASSETS
  Investment in common stock of parent
  (at fair value)                          2,744          1,680
  Investment in bonds of parent (at
  cost adjusted for amortization of
  discount)                                               1,352
  Noncurrent assets of affiliate           1,415          1,704
                                          -------        -------

      Total                                4,159          4,736
                                          -------        -------
 TOTAL ASSETS                           $ 18,431       $ 18,266
                                         =======         =======


                           CONSOLIDATED BALANCE SHEETS
                          (In thousands except Shares)
                                   (Continued)



                                          June 30,    December 31,
                                            1995          1994
                                           --------    ------------
                                         (Unaudited)
 CURRENT LIABILITIES
  Accounts payable and accrued
  liabilities                           $    102       $    154
  Current portion of long-term debt                         225
  Current liabilities of affiliate         2,357          2,879
                                         -------       --------
                                           2,684          3,033
                                          -------        -------

 NONCURRENT LIABILITIES
  Long-term debt                             725
  Long-term obligations of affiliate       5,056          3,917
                                          -------        -------
                                           5,781          3,917
                                          -------        -------

      Total Liabilities                    8,465          6,950
                                          -------        -------
 STOCKHOLDERS' EQUITY
  Series D convertible, cumulative,
    redeemable preferred stock, $.01
    par value; 65,000 shares
    authorized;
    18,864 shares issued with a
    liquidation
    preference of $1,154                                      1
  Series E convertible preferred
  stock; $.01 stated
    value; 450,000 shares authorized;
    356,000 shares
    issued with a liquidation
    preference of $.01 per share               4              4
  Common stock, $.50 par value,
    80,000,000 shares
    authorized; 842,121 shares issued        421            421
  Capital in excess of par value          57,397         58,248
  Accumulated deficit                    (42,496)       (42,290)
  Unrealized loss on investment in
  common stock of parent                    (146)          (896)
  Less cost of treasury stock of
  347,995 common shares
    and 18,864 and 7,500 Series D
    preferred shares
    as of 1995 and 1994, respectively     (5,214)        (4,172)
                                          -------        -------

      Total Stockholders' Equity           9,966         11,316
                                          -------        -------

 TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                 $ 18,431       $ 18,266
                                         =======         =======
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)
                      (In thousands except per Share data)


                                          For the Three Months
                                             Ended June 30,
                                           --------------------
                                             1995        1994
                                            ------      ------
 REVENUES:
  Oil revenue                            $   519     $   507
  Gas revenue                                710         928
                                          ------      ------
                                           1,229       1,435
                                          ------      ------

 EXPENSES:
  Production operating                       303         449
  General and administrative                 248         209
  Depreciation, depletion and
  amortization                               433         460
  Interest                                   133          94
                                          ------      ------
                                           1,127       1,212
                                          ------      ------
 OTHER INCOME (EXPENSE):
  Impairment of investment in parent                  (3,249)
  Miscellaneous                             (147)        123
                                           ------      ------
                                            (147)     (3,126)
                                           ------      ------

 NET LOSS                                    (45)     (2,903)

 PREFERRED STOCK DIVIDENDS                                18
                                           ------      ------
 NET LOSS FOR COMMON STOCKHOLDERS        $   (45)    $(2,921)


 NET LOSS PER COMMON SHARE               $  (.09)    $  (3.44)
                                           ======      =======
 WEIGHTED AVERAGE COMMON SHARES              494         850
                                           ======      ======

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)
                      (In thousands except per Share data)


                                           For the Six Months
                                             Ended June 30,
                                           --------------------

                                             1995        1994
                                            ------      ------

 REVENUES:
  Oil revenue                            $ 1,037     $   961
  Gas revenue                              1,490       2,101
                                          ------      ------

                                           2,527       3,062
                                          ------      ------
 EXPENSES:
  Production operating                       642         793
  General and administrative                 500         441
  Depreciation, depletion and
  amortization                               841         940
  Impairment of oil and gas properties       464
  Interest                                   204         192
                                          ------      ------
                                           2,651       2,366
                                          ------      ------

 OTHER INCOME (EXPENSE):
  Impairment of investment in parent                  (3,249)
  Miscellaneous                              (82)        170
                                           ------      ------
                                             (82)     (3,079)
                                           ------      ------

 NET LOSS                                   (206)     (2,383)
 PREFERRED STOCK DIVIDENDS                                36
                                           ------      ------

 NET LOSS FOR COMMON STOCKHOLDERS        $  (206)    $(2,419)
 NET LOSS PER COMMON SHARE                $ (.42)    $ (2.85)
                                           =======    =======

 WEIGHTED AVERAGE COMMON SHARES              494         850
                                          =======      =======


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                           For the Six Months
                                             Ended June 30,
                                            ------------------

                                            1995         1994
                                            ----         ----
 OPERATING ACTIVITIES:
  Net loss                               $  (206)    $(2,383)
  Adjustments to reconcile net loss to
  net
    cash used in operating activities:
      Depreciation, depletion,
      amortization
       and property impairment             1,305         940
      Impairment of investment in
      parent                                           3,249
      Undistributed earnings of
      affiliate                           (1,325)     (1,864)
      Amortization of bond discount          (24)        (49)
                                           ------      ------

       Cash used in operations
         before working capital changes     (250)       (107)
  Changes in operating assets and
  liabilities
    used cash net of noncash activity:
      Receivables from affiliates                        (43)
      Receivables - trade                                 (2)
      Accounts payable and accrued
      liabilities                            (52)       (193)
                                           ------      ------


       Net cash used in operating
       activities                           (302)       (345)
                                           ------      ------

 INVESTING ACTIVITIES:
  Additions to property                      (19)        (83)
  Proceeds from property sales                             4
  Distributions received from
  affiliate                                1,554       1,566
  Proceeds from sale of investment in
  bonds of parent                          1,376
  Purchase of common stock of parent        (314)
  Other investing activities                              15
                                          ------      ------
       Net cash provided by investing
       activities                          2,597       1,502
                                          ------      ------
 FINANCING ACTIVITIES:
  Dividends paid                            (849)     (1,481)
  Repurchase of Series D preferred
  shares                                  (1,042)
  Proceeds from long-term debt               950
                                          ------     ------
       Net cash used in financing
       activities                           (941)     (1,481)
                                           ------      ------

 INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                               1,354        (324)

 CASH AND CASH EQUIVALENTS:
 BEGINNING OF PERIOD                         668       1,128
                                           ------      ------

 END OF PERIOD                           $ 2,022     $   804
                                          ======      ======

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

INVESTMENT IN PARENT

Hallwood Group, a public company traded on the New York Stock Exchange, is a diversified holding company with interests in oil and gas, specialty restaurants, real estate, textile products and hotels. During 1991, HEC purchased $2,149,000 aggregate principal amount of Hallwood Group's 13.5% Subordinated Debentures due July 31, 2009 ("Subordinated Debentures"). The purchase price was $1,429,000 including $99,000 of accrued interest. During 1992, HEC received an additional $290,000 face value of bonds as payment in lieu of interest. HEC exchanged the original issue Subordinated Debentures for 7% Collateralized Subordinated Debentures (the "New Collateralized Debentures") on March 2, 1993. Interest on the New Collateralized Debentures accrued from the date of the exchange at the rate of 7% per annum, payable quarterly in cash. Additionally, during the first quarter of 1993, Hallwood Group purchased for $380,000 the Subordinated Debentures that had been issued to HEC in 1991 and 1992 as payment in lieu of interest. On March 29, 1995, Hallwood Group repurchased the New Collateralized Debentures for $1,376,000 plus accrued interest through the purchase date.


From 1990 through the second quarter of 1995, HEC acquired 249,434 shares of Hallwood Group's Common Stock (adjusted for the one-for-four reverse stock split), or approximately 16% of the outstanding shares of Hallwood Group, on the open market at an average cost of $12.33 per share. HEC is holding the stock of Hallwood Group as a long-term investment and has classified it as an available-for-sale security. During the period from July 1, 1995 through August 11, 1995, HEC purchased an additional 9,875 shares at an average cost of $10.46 per share. The Company does not have a current intention to purchase additional shares of Hallwood Group during 1995 but may consider doing so thereafter.


NOTE 2 - DIVIDENDS

HEC paid a dividend of $1.00 per share of common stock and $1.00 per share of Series E Preferred Stock on March 3, 1995 to all shareholders of record on February 28, 1995. On July 18, 1995, HEC declared a dividend of $1.50 per share of common stock to all shareholders of record on July 31, 1995, payable on or about August 15, 1995.

The   Board  of  Directors  will  determine  future  dividends,  if  any,  after consideration of the cash flow and working capital needs of HEC.


NOTE 3 - REPURCHASES OF SERIES D PREFERRED STOCK AND COMMON STOCK

During the first quarter of 1995, HEC repurchased 1,500 shares of its Series D Preferred Stock for $90.88 per share. During April 1995, in two separate transactions, HEC repurchased the remaining 9,864 shares of its Series D Preferred Stock at $91.80 per share.

In July 1995, HEC purchased 58,000 shares of its common stock from an individual in a privately negotiated transaction for a total cost of $1,189,000. Neither the Company nor its affiliated entities have any current intention to purchase a significant number of additional shares of the Company's common stock during 1995, but may consider doing so thereafter.


NOTE 4 - DEBT

During the second quarter of 1995, the Company entered into a credit agreement with a bank that has committed to loan the Company up to $1,500,000. As of June 30, 1995 the Company has borrowed $950,000 against the credit line. Subsequent to the end of the second quarter, HEC borrowed an additional $250,000. Borrowings against the credit line bear interest at the bank's prime rate plus 2% (11% at June 30, 1995). Interest is payable monthly and quarterly principal payments of $75,000, as adjusted for the borrowings subsequent to June 30, 1995, commence December 1, 1995. The credit line is secured by the HEP Units owned by the Company. The credit agreement limits aggregate dividends paid by the Company to $3.50 per share each fiscal year.


NOTE 5 - LEGAL PROCEEDINGS

On August 15, 1995, the United States District Court for the Southern District of New York issued a Final Order approving the settlement of In Re: Hallwood Energy Partners, L. P. Securities Litigation, 90 Civ. 1555. The settlement class is composed of all persons and entities who beneficially owned or held units of Energy Development Partners, Ltd. ("EDP") on May 9, 1990 and who exchanged, or were eligible to exchange, their EDP units for HEP Units pursuant to the merger of EDP into HEP (the "Transaction").


As part of the settlement, HEP will make a cash payment of approximately $2,870,000, which was recorded as an expense in HEP's 1994 financial statements as the estimated cost associated with the litigation. In addition, in connection with plaintiffs' allegation that they did not receive adequate compensation for their EDP Units at the time of the Transaction, HEP will issue Units having a market value of $5,330,000. When issued, these Units, which are presently estimated to total approximately 1,185,000, will be treated, for financial statement purposes only, as additional Units issued in connection with the Transaction, which was accounted for as a reorganization of entities under common control, in a manner similar to a pooling of interests, and will be reflected as outstanding Units since May 9, 1990, the date of the Transaction. As a result, after the Units are issued, the number of Units outstanding and the net income (loss) per Unit will be retroactively restated for all periods subsequent to the Transaction. The Board of Directors of HCRC has approved the exercise by HCRC of an option to purchase all of the Units for $5,330,000, provided that the effective price paid by HCRC for the Units is no more than $6.00 and no less than $3.875. If the completion of the settlement is substantially delayed, or if there is a material change in circumstances, HCRC will reassess its current intention to purchase the settlement Units. HEP Units will be issued and the settlement proceeds will be distributed to the class after all time periods for an appeal of the final settlement order have expired. Unless there is an appeal of the court's order, HEP expects to issue the Units and pay the cash portion to the class nominee in late September or October 1995.

Trial in the lawsuit styled Stutes v. Hallwood Petroleum, Inc. et al. has been set for February 1996. The plaintiff in the lawsuit, a driver for Koch Services, alleges that as a result of exposure to benzene in the petroleum he was hauling from various wells owned and operated by Hallwood Petroleum, Inc. ("HPI") and the approximately 80 other named defendants, he contracted myelogenous leukemia. Discovery is ongoing. HPI plans to vigorously defend this case, but cannot predict the outcome of this matter or any possible effect an uninsured or unindemnified adverse outcome might have.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

FINANCING

During the second quarter of 1995, the Company entered into a credit agreement with a bank that has committed to loan the Company up to $1,500,000. As of June 30, 1995 the Company has borrowed $950,000 against the credit line. Subsequent to the end of the second quarter, HEC borrowed an additional $250,000. Borrowings against the credit line bear interest at the bank's prime rate plus 2% (11% at June 30, 1995). Interest is payable monthly and quarterly principal payments of $75,000, as adjusted for the borrowings subsequent to June 30, 1995, commence December 1, 1995. The credit line is secured by the HEP Units owned by the Company. The credit agreement limits aggregate dividends paid by the Company to $3.50 per share each fiscal year.

Included in the accompanying balance sheet at June 30, 1995 are long-term obligations of affiliate of $5,056,000. This amount represents HEC's share of HEP's outstanding long-term obligations which consist primarily of $21,700,000 borrowed under a line of credit and $12,857,000 borrowed under a note purchase agreement. HEP's borrowings are secured by a first lien on approximately 80% in value of HEP's oil and gas properties.

PROPERTY SALES AND CAPITAL BUDGET

During the second quarter of 1995 and through August 11, 1995, HEC purchased 35,309 shares of Hallwood Group at an average cost of $11.83 per share. HEC intends to spend up to an additional $80,000 to purchase common stock of Hallwood Group.

During the first quarter of 1995, HEC repurchased 1,500 shares of its Series D Preferred Stock for $90.88 per share. During the second quarter 1995, in two separate transactions, HEC repurchased the remaining 9,864 shares of its Series D Preferred Stock at $91.80 per share.

On  July 17,  1995, HEC  purchased 58,000  shares of  its  common stock  from an
individual   in  a  privately  negotiated  transaction  for  a  total  price  of
$1,189,000.

HEC had no material property acquisitions, sales, exploration or development activity during the second quarter of 1995. A summary of HEP's significant property transactions follows.

CAPITAL PROJECTS

For 1995, HEP has a capital budget of $15,800,000 which includes $11,600,000 for direct expenditures and $4,200,000 for indirect expenditures through its investment in Hallwood Spraberry Drilling Company, L.L.C. ("HSD"). Through June 30, 1995, HEP incurred approximately $9,299,000 in capital expenditures which includes $6,456,000 directly and $2,843,000 indirectly through HSD. A description of significant exploration and development projects to date in 1995 follows.

HSD has incurred approximately $2,843,000, net to HEP's interest, through June 30, 1995 for 20 drilled wells, 12 recompletions and acquisition of drilling leases on the Rocker "b" Ranch in Reagan County and Irion County, Texas. HSD has its own line of credit of $4,000,000, net to HEP's interest, provided by a third party lender. The line of credit is secured only by certain leases on the Rocker "b" Ranch and is otherwise nonrecourse to HEP. Based on the initial success of the drilling and recompletions, HEP spent approximately $780,000 on additional acreage in the Rocker "b" Ranch during the second quarter, and HSD plans to expand its project area to include this acreage. HSD has three drilling rigs under contract in the area currently, and now plans to drill 54 wells by the end of 1995. It is HEP's intention to arrange third party financing for the drilling. The wells drilled and recompleted through June 30, 1995 added a total of 1 million equivalent barrels of proven developed and undeveloped reserves, including 640,000 equivalent barrels which were booked as proven undeveloped reserves at December 31, 1994. From June 30 to August 11, 1995, HSD drilled an additional seven wells. The 39 wells drilled or recompleted since January 1, 1995, have increased HEP's share of production on the Rocker "b" properties by 590 barrels of oil equivalent per day.

HEP's $11,600,000 direct capital budget is being expended on a variety of projects described below. The reserve additions generated by the following expenditures resulted in replacement of 72% of production during the first half of 1995 net of downward revisions caused primarily by price declines.

HEP  spent approximately  $825,000 on  six successful  drilling wells  and eight successful recompletions in the West Texas Kermit area where HEP has working interests ranging from 25% to 80%. Gross production on these properties has increased by 690 barrels of oil per day and 1,275 mcf per day. Future projects in the area include secondary recovery in the San Andres and Holt Formations. It is anticipated that six more wells will be recompleted and seven more wells will be drilled by year end.

A workover on the G.S. Boudreaux in Lafayette Parish increased gross production rates from 17,500 mcf per day and 370 barrels of condensate per day to 22,000 mcf per day and 450 barrels of condensate per day during the second quarter of 1995. The increased production rate on the G.S. Boudreaux is anticipated to increase the state administered production allowable for the A.L. Boudreaux in the same area from its current 20,000 mcf per day to 28,000 mcf per day. HEP has an 26% interest in the A.L. Boudreaux.

In Richland County, Montana, the Lewis #1 was recompleted to the Interlake Formation in the first quarter of 1995, and the well is currently flowing 325 barrels of oil per day and 165 mcf per day. Two development wells to further exploit this field's reserves are planned for 1995. HEP has a 22% working interest in the area.

In the first six months of 1995, HEP spent approximately $290,000 on a program started in late 1994 in New Mexico. This amount includes eight successful non-operated development wells in Lea County, New Mexico, and two successful operated recompletions in Eddy County, New Mexico, having gross combined initial flowing potentials of 2,750 barrels of oil per day and 3,525 mcf per day. HEP has a 5% working interest in the Lea County field and 25% to 50% interests in the Eddy County wells. An additional five nonoperated wells are expected to be drilled by the end of 1996.

In May 1995, HEP completed an exploratory well in Hot Springs County, Wyoming. The well is flowing 550 barrels of oil per day, and a delineation well is presently being drilled. HEP has a 17% working interest in this field. Depending upon the results of the delineation well, additional field development is possible.

In the first six months of 1995, HEP drilled two additional coal bed methane development wells and acquired working interests in the San Juan Basin of New Mexico, for a total of approximately $194,000. The two new wells have increased gross production in this area by 325 mcf per day, and gross production is expected to increase further as the Fruitland Coal dewaters. HEP has working interests in these new wells of 18% and 25%.

During the first six months of 1995, HEP also acquired additional acreage in Martin County, Reagan County and Irion County, Texas for approximately $497,000. Nine wells are planned to be drilled on the Irion County acreage in 1995. HEP has also spent approximately $555,000 on two development wells in Reagan County, Texas in which it has a 90% working interest. Significant additional acreage acquisition in 1995 is anticipated to support 1996 drilling plans in Reagan County. Numerous other projects, which are individually less significant, are also underway in Montana, Colorado, North Dakota, Texas and Utah. Additionally, six wildcat exploration wells are planned for the second half of 1995.

During the first quarter of 1995, Hallwood Petroleum Indonesia, Inc. ("Hallwood Indonesia") completed and evaluated its first well, PTH-01, in the Telaga Said Field in North Sumatra, Indonesia. A 39 barrel per day oil test was obtained, but insufficient reserves were indicated to justify field development costs. Consequently, Hallwood Indonesia has decided to relinquish its interest in the contract area and is in the process of closing down its operations there. HEP recorded $4,051,000 of impairment expense in the first quarter of 1995, which represents the write-off of its entire investment in Hallwood Indonesia.

DIVIDENDS

HEC paid a dividend of $1.00 per share of common stock and $1.00 per share of Series E Preferred Stock on March 3, 1995, to all shareholders of record on February 28, 1995. On July 18, 1995, HEC declared a dividend of $1.50 per share of common stock to all shareholders of record on July 31, 1995, payable on or about August 15, 1995.

The   Board  of  Directors  will  determine  future  dividends,  if  any,  after consideration of the cash flow and the working capital needs of HEC.

HEP DISTRIBUTIONS

HEP declared a limited partner distribution of $.20 per Unit and a general partner distribution of $634,000 for the second quarter of 1995, payable on August 15, 1995. The total of the distributions receivable by HEC is $765,000, which has been accrued in receivables from affiliates at June 30, 1995.

RESULTS OF OPERATIONS

The following  table is presented to  contrast HEC's average oil  and gas prices
and  production.   Significant  fluctuations are  discussed in  the accompanying narrative.

                              OIL AND GAS PRICES AND PRODUCTION
                               (In thousands except for price)
                    For the Three Months Ended   For the Six Months Ended
                             June 30,                    June 30,

                        1995          1994          1995          1994
                       ------        ------        ------        ------

                     Oil    Gas    Oil    Gas    Oil    Gas    Oil    Gas
                    ----   ----   ----   ----   ----   ----   ----   ----
                   (bbl)  (mcf)  (bbl)  (mcf)  (bbl)  (mcf)  (bbl)  (mcf)

      Average
        price      $16.22  $1.62 $16.90  $1.96 $16.73  $1.69 $15.75  $2.28

      Production       32    437     30    474     62    880     61    922

QUARTER ENDED JUNE 30, 1995 COMPARED TO QUARTER ENDED JUNE 30, 1994

OIL REVENUE

Oil revenue increased $12,000 during the second quarter of 1995 as compared with the second quarter of 1994. This increase is comprised of an increase in oil production from 30,000 barrels in 1994 to 32,000 barrels in 1995 partially offset by a decrease in oil prices from $16.90 per barrel in 1994 to $16.22 per barrel in 1995. The increase in oil production is due to increased production from developmental drilling projects in West Texas partially offset by normal production declines.

GAS REVENUE

Gas revenue decreased $218,000 during the second quarter of 1995 as compared with the corresponding period in 1994 primarily as a result of a decrease in average gas prices from $1.96 per mcf in 1994 to $1.62 in 1995 combined with a decrease in production from 474,000 mcf in 1994 to 437,000 mcf in 1995. The decrease in gas production is primarily due to normal production declines, allowable production limits and gas balancing during the second quarter of 1995.

PRODUCTION OPERATING EXPENSE

Production operating expense decreased $146,000 during the second quarter of 1995 as compared with the second quarter of 1994. The decrease is comprised of lower production taxes resulting from the 14% decrease in revenue discussed above combined with general operating cost reductions in West Texas.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense includes costs incurred for direct administrative services such as legal and audit fees, as well as allocated internal overhead incurred by Hallwood Petroleum, Inc. ("HPI"), an affiliate of HEC, which manages and operates certain oil and gas properties on behalf of HEC, HEP and their affiliates. These costs increased $39,000 during the second quarter of 1995 as compared to the second quarter of 1994, primarily due to an increase in allocated internal overhead.

DEPRECIATION, DEPLETION AND AMORTIZATION

Depreciation, depletion and amortization expense decreased $17,000 during the second quarter of 1995 as compared with the second quarter of 1994. The decrease is primarily due to lower net capitalized costs in 1995 as compared with 1994.

INTEREST EXPENSE

Interest expense increased $39,000 during the second quarter of 1995 as compared with the second quarter of 1994 as a result of HEC's borrowings under its line of credit during the second quarter of 1995.

IMPAIRMENT OF INVESTMENT IN PARENT

Impairment of investment in parent of $3,249,000 during the year ended December 31, 1994 represents an other than temporary decline in the fair value of the Hallwood Group stock held by HEC. The impairment, which was recorded at June 30, 1994, reflects the difference between the market value of the stock at June 30, 1994 of $2.875 per share and HEC's original cost basis of $6.50 per share.

MISCELLANEOUS INCOME (EXPENSE)

Miscellaneous income (expense) consists primarily of HEC's direct interest income, as well as HEC's share of HEP's interest income, facilities income from two gathering systems in New Mexico, pipeline revenue, equity in loss of affiliate and miscellaneous income or expense. The decrease of $270,000 during the second quarter of 1995 as compared with the second quarter of 1994 is primarily due to an increase in HEP's equity in loss of affiliate due to an impairment of oil and gas properties recorded by HEP's affiliate. The remaining decrease is comprised of numerous other items, none of which are individually significant.

INCOME TAX BENEFIT

There was no income tax benefit recorded in either 1995 or 1994 due to the existence of net operating loss carryforwards.


FIRST SIX MONTHS 1995 COMPARED TO FIRST SIX MONTHS 1994

The comparisons for the first six months of 1995 and the first six months of 1994 are consistent with those discussed in the second quarter of 1995 compared to the second quarter of 1994 except for the following:

OIL REVENUE

Oil revenue increased $76,000 during the first six months of 1995 as compared with the first six months of 1994 due to an increase in oil prices from $15.75 per barrel in 1994 to $16.73 per barrel in 1995 combined with a slight increase in oil production from 61,000 barrels in 1994 to 62,000 barrels in 1995. The production increase is due to increased production from developmental drilling projects in West Texas partially offset by normal production declines.

GAS REVENUE

Gas revenue decreased $611,000 during the first six months of 1995 as compared with the same period in 1994 due to a decrease in gas prices from $2.28 per mcf in 1994 to $1.69 per mcf in 1995 combined with a decrease in production from 922,000 mcf in 1994 to 880,000 mcf in 1995. The decrease in production is due to normal production declines and allowable production limits.

IMPAIRMENT OF OIL AND GAS PROPERTIES

Impairment of oil and gas properties represents HEC's pro rata share of the write-off of HEP's Indonesian operations.


PART II -  OTHER INFORMATION


ITEM 1  -  LEGAL PROCEEDINGS

      Reference is made to Item 8 - Note 11 of Form 10-K for the year ended December 31, 1994, Item 1 - Note 4 of Form 10-Q for the quarter ended March 31, 1995 and Item 1 - Note 5 of Form 10-Q for the quarter ended June 30, 1995.


ITEM 2  -  CHANGES IN SECURITIES

      None.


ITEM 3  -  DEFAULTS UPON SENIOR SECURITIES

      None.


ITEM 4  -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Reference is made to Part II, Item 4 of Form 10-Q for the quarter ended March 31, 1995.


ITEM 5  -  OTHER INFORMATION

      None.


ITEM 6  -  EXHIBITS AND REPORTS ON FORM 8-K
                                                            EXHIBITS

      10.20  Loan Agreement with NBD Bank dated May 19, 1995.



SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 HALLWOOD ENERGY CORPORATION


 Date:  August 11, 1995          By:   Robert S. Pfeiffer
      -------------------------     ---------------------------
                                     Robert S. Pfeiffer, Vice
                                     President
                                     (Chief Financial Officer)