Form 10-Q
period 1995-09-30
HALLWOOD ENERGY CORP
filed 1995-11-14
CIK 319019

UNITED STATES


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

MARK ONE
   X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

          TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 0-9579

                             -----------------------

                           HALLWOOD ENERGY CORPORATION
             (Exact name of registrant as specified in its charter)

                            ------------------------


                Texas                          75-1319083
    (State or other jurisdiction of           (I.R.S. Employer
    incorporation or organization)         Identification Number)

   4582 SOUTH ULSTER STREET PARKWAY
              SUITE 1700
           DENVER, COLORADO                         80237
 (Address of principal executive                 (Zip Code)
 offices)

       Registrant's telephone number, including area code:  (303) 850-7373

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  x    No

Shares of Common Stock outstanding at November 10, 1995                  436,126






                           HALLWOOD ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                          (In thousands except Shares)


                                         September 30,  December 31,
                                             1995           1994
                                          (Unaudited)
 CURRENT ASSETS                             $  119       $    668
   Cash and cash equivalents
   Accounts receivable:                        684            526
     Affiliates                                 16              7
     Trade                                   1,996          1,760
   Current assets of affiliate               ------        -------
             Total                           2,815          2,961
                                             ------        -------

 PROPERTY, PLANT AND EQUIPMENT, at cost
   Oil and gas properties (full
     cost method):
       Proved mineral interests            112,835        111,951
       Unproved mineral interests -
         domestic                               27             46
       Unproved mineral interests -
         foreign                                              288
   Other property and equipment              3,759          3,745
                                            -------        -------

             Total                         116,621        116,030
   Less accumulated depreciation,
     depletion, amortization and
     property impairment                  (106,758)      (105,461)
                                            -------        -------

             Net Property, Plant and
               Equipment                     9,863         10,569
                                            -------        -------
 OTHER ASSETS
   Investment in common stock of
     parent (at fair value)                  2,713          1,680
   Investment in bonds of parent
     (at cost adjusted for
     amortization of discount)                              1,352
   Noncurrent assets of affiliate            1,559          1,704
                                            -------        -------

             Total                           4,272          4,736
                                            -------        -------

 TOTAL ASSETS                             $ 16,950       $ 18,266
                                            =======        =======

                           HALLWOOD ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                          (In thousands except Shares)
                                   (Continued)

                                         September 30,  December 31,
                                             1995           1994
                                          (Unaudited)
 CURRENT LIABILITIES
   Accounts payable and accrued
     liabilities                          $   149       $    154
   Current portion of long-term
     debt                                     300
   Current liabilities of
     affiliate                              2,636          2,879
                                            ------       --------
                                            3,085          3,033
                                            ------        -------

 NONCURRENT LIABILITIES
   Long-term debt                             900
   Long-term obligations of affiliate       5,350          3,917
                                            ------         ------

                                            6,250          3,917
                                            ------         ------
       Total Liabilities                    9,335          6,950
                                            ------         ------

 STOCKHOLDERS' EQUITY
   Series D convertible,
     cumulative, redeemable preferred
     stock, $.01
     par value; 65,000 shares
     authorized; 18,864 shares issued
     as of 1994 with a liquidation
     preference of $1,154                                      1
   Series E convertible preferred
     stock; $.01 stated value; 450,000
     shares authorized; 356,000 shares
     issued with a liquidation
     preference of $.01 per share               4              4
   Common stock, $.50 par value,
     80,000,000 shares authorized;
     842,121 shares issued                    421            421
   Capital in excess of par value          54,598         58,248
   Accumulated deficit                    (42,295)       (42,290)
   Unrealized loss on investment
     in common stock of parent               (321)          (896)
   Less cost of treasury stock of
     405,995 and 347,995 common shares
     in 1995 and 1994, respectively and
     7,500 Series D preferred
     shares in 1994                        (4,792)        (4,172)
                                           -------        -------
       Total Stockholders' Equity           7,615         11,316
                                           -------        -------

 TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                  $ 16,950       $ 18,266
                                           =======        =======

                           HALLWOOD ENERGY CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)
                      (In thousands except per Share data)


                                           For the Three Months
                                           Ended September 30,
                                           1995           1994
 REVENUES:
   Oil revenue                             $   623        $   587
   Gas revenue                                 842            876
                                             ------         ------

                                             1,465          1,463
                                             ------         ------

 EXPENSES:
   Production operating                        417            383
   General and administrative                  384            186
   Depreciation, depletion and
     amortization                              456            481
   Interest                                    140             86
                                             ------         ------
                                             1,397          1,136
                                             ------         ------

 OTHER INCOME                                  133             78
                                             ------         ------
 NET INCOME                                    201            405

 PREFERRED STOCK DIVIDENDS                                     18
                                             ------         ------

 NET INCOME FOR COMMON STOCKHOLDERS        $   201        $   387
                                             ======         ======
 NET INCOME PER COMMON SHARE               $   .45        $   .46
                                             ======         ======

 WEIGHTED AVERAGE COMMON SHARES                447            850
                                             ======         ======

                           HALLWOOD ENERGY CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)
                      (In thousands except per Share data)

                                            For the Nine Months
                                            Ended September 30,

                                           1995           1994

 REVENUES:
   Oil revenue                             $ 1,660        $ 1,548
   Gas revenue                               2,332          2,977
                                             ------         ------
                                             3,992          4,525
                                             ------         ------

 EXPENSES:
   Production operating                      1,059          1,244
   General and administrative                  884            567
   Depreciation, depletion and
     amortization                            1,297          1,421
   Impairment of oil and gas
     properties                                464
   Interest                                    344            278
                                             ------         ------
                                             4,048          3,510
                                             ------         ------
 OTHER INCOME (EXPENSE):
   Impairment of investment in
     parent                                                (3,249)
   Miscellaneous income                         51            256
                                             ------         ------

                                                51         (2,993)
                                             ------         ------

 NET LOSS                                       (5)        (1,978)
 PREFERRED STOCK DIVIDENDS                                     54
                                             ------         ------

 NET LOSS FOR COMMON STOCKHOLDERS          $    (5)       $(2,032)
                                             ======         ======
 NET LOSS PER COMMON SHARE                 $  (.01)       $ (2.39)
                                             ======         ======

 WEIGHTED AVERAGE COMMON SHARES                440            850
                                             ======         ======

                           HALLWOOD ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                             For the Nine Months
                                               Ended September 30,
                                             1995           1994

 OPERATING ACTIVITIES:
   Net loss                                $    (5)       $(1,978)
   Adjustments to reconcile net
     loss to net cash used in
     operating activities:
       Depreciation, depletion,
         amortization and property
         impairment                          1,761          1,421
       Impairment of investment in
         parent                                             3,249
       Undistributed earnings of
         affiliate                          (2,208)        (2,848)
       Amortization of bond discount           (24)           (73)
                                             ------         ------
           Cash used in operations
             before working capital
             changes                          (476)          (229)

   Changes in operating assets and
     liabilities provided (used) cash
     net of noncash activity:
       Receivables from affiliates            (158)            56
       Receivables - trade                      (9)            (1)
       Accounts payable and accrued
         liabilities                            (5)          (167)
                                             ------         ------
           Net cash used in
             operating activities             (648)          (341)
                                             ------         ------
 INVESTING ACTIVITIES:
   Additions to property                       (51)          (117)
   Proceeds from property sales                                 4
   Distributions received from
     affiliate                               2,301          2,201
   Proceeds from sale of investment in
     bonds of parent                         1,376
   Purchase of common stock of
     parent                                   (458)
   Other investing activities                                   8
                                             ------        -------


         Net cash provided by                3,168          2,096
           investing activities              ------        ------

 FINANCING ACTIVITIES:
   Dividends paid                           (2,038)        (2,774)
   Repurchase of Common Stock               (1,189)
   Repurchase of Series D preferred
     shares                                 (1,042)
   Proceeds from long-term debt              1,200
                                            ------         ------
         Net cash used in
           financing activities             (3,069)        (2,774)
                                            ------         ------

 DECREASE IN CASH AND CASH EQUIVALENTS        (549)        (1,019)
 CASH AND CASH EQUIVALENTS:

 BEGINNING OF PERIOD                           668          1,128
                                            ------         ------

 END OF PERIOD                            $    119        $   109
                                            =======         ======

                           HALLWOOD ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - GENERAL

Hallwood Energy Corporation ("HEC") or the ("Company") is a Texas corporation engaged in the development, production and sale of oil and gas. HEC is the general partner of Hallwood Energy Partners, L. P. ("HEP"), a publicly traded Delaware limited partnership. HEP commenced operations in August 1985 after completing an exchange offer in which HEP acquired oil and gas properties and operations from HEC, 24 oil and gas limited partnerships of which HEC was the general partner and certain working interest owners that had participated in wells with HEC and the limited partnerships. HEC now conducts substantially all of its operations through HEP. The activities of HEP are conducted by HEP Operating Partners, L. P. ("HEPO") and EDP Operating, Ltd. ("EDPO").

HEC's wholly-owned subsidiaries include Hallwood Operating Company ("HOC"), former operator for HEC's properties, and Hallwood G. P., Inc., the general partner of EDPO. Unless otherwise indicated, all references to HEC in connection with the ownership, exploration, development or production of oil and gas properties refer to HEC and its proportionate ownership of HEP. As of
September 30, 1995, HEC's parent company, The Hallwood Group Incorporated ("Hallwood Group"), owns 75.3% of the outstanding shares of HEC assuming conversion of the Series E Preferred Stock into common stock. The interim financial data are unaudited; however, in the opinion of management, the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interimperiods. These financial statements should be read in conjunction with the financial statements and accompanying footnotes included in HEC's December 31,1994 Annual Report on Form 10-K.

ACCOUNTING POLICIES

INVESTMENT IN HEP

HEC's general partner interest in HEP entitles it to a share of net revenues derived from HEP's properties ranging from 2% to 25%, and HEC holds approximately 6.5% and 7.3% of HEP's limited partner units as of September 30, 1995 and December 31, 1994, respectively. HEC accounts for its ownership of HEP using the proportionate consolidation method of accounting whereby HEC records its proportionate share of each of HEP's revenues and expenses, current assets, current liabilities, noncurrent assets, long-term obligations and fixed assets. HEP owns approximately 40% of its affiliate, Hallwood Consolidated Resources Corporation ("HCRC"), which HEP accounts for under the equity method.

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

On October 23, 1995, the board of directors of Hallwood Group authorized it to purchase up to an additional 40,000 shares of the common stock of HEC. The purchases may be made on the open market or in private transactions from time to time. The board has authorized the purchases to enable HEC to be consolidated with Hallwood Group for federal income tax purposes. Subsequent to September 30, through November 7, 1995, Hallwood Group has purchased an additional 25,186 common shares of HEC.

From 1990 through the third quarter of 1995, HEC acquired 264,709 shares of Hallwood Group's Common Stock (adjusted for the one-for-four reverse stock split), or approximately 17% of the outstanding shares of Hallwood Group, on the open market at an average cost of $11.64 per share. HEC is holding the stock of Hallwood Group as a long-term investment and has classified it as an available-for-sale security.


NOTE 2 - DIVIDENDS

HEC paid a dividend of $1.00 per share of common stock and Series E Preferred Stock on March 3, 1995. On August 15, 1995, HEC paid a dividend of $1.50 per share of common stock and Series E Preferred Stock. On October 31, 1995, HEC declared a dividend of $.80 per share of common stock and Series E Preferred Stock to all shareholders of record on November 11, 1995, payable on or about November 15, 1995. The Board of Directors will determine future dividends, if any, after consideration of the cash flow and working capital needs of HEC.


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


NOTE 4 - DEBT

During the second quarter of 1995, the Company entered into a credit agreement with a bank that has committed to loan the Company up to $1,500,000. As of September 30, 1995, the Company has borrowed $1,200,000 against the credit line. Borrowings against the credit line bear interest at the bank's prime rate plus 2% (10.75% at September 30, 1995). Interest is payable monthly, and quarterly principal payments of $75,000 commence December 1, 1995. The credit line is secured by the HEP Units owned by the Company. The credit agreement limits aggregate dividends paid by the Company to $3.50 per share each fiscal year.


NOTE 5 - LITIGATION SETTLEMENT OF AFFILIATE

In September 1995, the court order approving the settlement in the class action lawsuit styled In re Hallwood Energy Partners, L.P. Securities Litigation became final. As part of the settlement on September 28, 1995, HEP paid $2,870,000 in cash (which was recorded as expense in the December 31, 1994 financial statements) and issued 1,158,696 HEP Units with a market value of $5,330,000 to a nominee of the class. These Units were subsequently purchased from the nominee by HCRC for $5,330,000 in cash. Other defendants contributed an additional $900,000 in cash to the settlement. The net proceeds of the settlement will be distributed to a class consisting of former owners of limited partner interests in Energy Development Partners, Ltd. who exchanged their Units in that entity for units of HEP pursuant to the merger of EDP and HEP on May 9, 1990.


NOTE 6 - LEGAL PROCEEDINGS

In October 1995, the parties agreed in principle to settle the lawsuit styled Stutes v. Hallwood Petroleum, Inc. et al. The plaintiff in the lawsuit alleged that as a result of exposure to benzene in the petroleum he was hauling from various wells owned and operated by HEP and approximately 80 other named defendants, he contracted myelogenous leukemia. The majority of HEP's share of the settlement liability is covered by HEP's liability insurance carriers. HEP's share of the amounts not covered by insurance is not material.

In June 1995, an additional lawsuit was filed against HEP in the 15th Judicial District Court, Lafayette Parish, Louisiana, Docket No. 952601-3B, styled Lamson Petroleum Corporation v. Hallwood Petroleum, Inc. et al. The plaintiffs in the lawsuit claim that they have an additional valid lease covering streets and roads in the units of the A. L. Boudreaux #1 well, G. S. Boudreaux #1 well, Mary Guilbeau #1 well and Duhon #1 well and are entitled to a portion of the production from the wells. HEP has not yet determined the amount of its interest in the properties which is at issue. At this time, HEP believes that the difference between the amount already in escrow as a result of the litigation and the amount of any liability that may result upon resolution of this matter will not be material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

FINANCING

During the second quarter of 1995, the Company entered into a credit agreement with a bank that has committed to loan the Company up to $1,500,000. As of September 30, 1995, the Company has borrowed $1,200,000 against the credit line. Borrowings against the credit line bear interest at the bank's prime rate plus 2% (10.75% at September 30, 1995). Interest is payable monthly, and quarterly principal payments of $75,000 commence December 1, 1995. The credit line is secured by the HEP Units owned by the Company. The credit agreement limits aggregate dividends paid by the Company to $3.50 per share each fiscal year.

Included in the accompanying balance sheet at September 30, 1995 are long-term obligations of affiliate of $5,350,000. This amount represents HEC's share of HEP's outstanding long-term obligations which consist primarily of $24,700,000 borrowed under a line of credit and $12,857,000 borrowed under a note purchase agreement. HEP's borrowings are secured by a first lien on approximately 80% in value of HEP's oil and gas properties.

PROPERTY SALES AND CAPITAL BUDGET

During the third quarter of 1995, HEC purchased 15,275 shares of Hallwood Group at an average cost of $10.49 per share.

During the first quarter of 1995, HEC repurchased 1,500 shares of its Series D Preferred Stock for $90.88 per share. During the second quarter of 1995, in two separate transactions, HEC repurchased the remaining 9,864 shares of its Series D Preferred Stock at $91.80 per share.

On  July 17,  1995, HEC  purchased  58,000 shares  of its  common stock  from an
individual   in  a  privately  negotiated  transaction  for  a  total  price  of
$1,189,000.

CAPITAL PROJECTS

During 1995, the Company participated in drilling five wells in Winkler County and five wells in Reagan and Irion Counties, Texas, through its interest in the Saxon Drilling Venture (the "Drilling Venture"). The Company's share of capital costs on these wells was $225,000 though September 30, 1995. The Drilling Venture is a joint venture between the Company and HEP which was originally established in 1985. Under the terms of the Drilling Venture, the Company receives an 18.75% interest in revenues and costs relating to production from certain wells drilled in West Texas, in return for payment of 7.5% of the drilling costs. The Reagan County wells were drilled utilizing the third party financing described below. Therefore, HEC has recorded its share of debt on these wells ($134,000 at September 30, 1995), under the caption "Current Liabilities of Affiliate," in the accompanying balance sheet as the debt matures in August 1996.

HEC  had  no  other  material  property  acquisitions,   sales,  exploration  or
development  activity during  the third  quarter of  1995.   A summary  of HEP's
significant property transactions follows.

For 1995, HEP has a capital budget of $15,800,000 which includes $11,600,000 for direct expenditures and $4,200,000 for indirect expenditures through its investment in Hallwood Spraberry Drilling Company, L.L.C. ("HSD"). Through
September 30, 1995, HEP incurred approximately $13,602,000 in capital expenditures which includes $8,557,000 directly and $5,045,000 indirectly through HSD. A description of significant exploration and development projects to date in 1995 follows.

HSD has incurred approximately $5,045,000, net to HEP's interest, through September 30, 1995 for 31 drilled wells, 12 recompletions and acquisition of drilling leases on the Rocker "b" Ranch in Reagan County, Texas. HSD has its own line of credit of $4,000,000, net to HEP's interest, provided by a third party lender. Based on the initial results of the drilling and recompletions, HEP spent approximately $815,000 on additional acreage in the Rocker "b" Ranch during the second and third quarters, HSD has expanded its project area to include certain sections of this acreage. The line of credit is secured only by certain leases held by HSD on the Rocker "b" Ranch and is otherwise nonrecourse to HEP. HSD has made a request to increase the size of the facility to $6,400,000, net to HEP's interest. HSD has funded the drilling to date from the line of credit as well as from cash flow generated from drilling activities. HSD has had up to three drilling rigs under contract in this area in 1995, but plans to scale back to one rig by the end of the year, in order to allow time to evaluate the results of the drilling to date before moving forward. The 43 wells drilled or recompleted since January 1, 1995, have increased HEP's share of production on the Rocker "b" properties by 522 barrels of oil equivalent per day. HSD has drilled five locations and recompleted three wells subsequent to September 30. These wells, together with the 43 wells drilled through September 30, have added a total of 1.1 million equivalent barrels of reserves net to HEP's interest, of which 640,000 were booked as proved undeveloped reserves at December 31, 1994. HSD has plans to drill two additional locations and recomplete twelve wells prior to year end.

HEP expended approximately $520,000 in late August and September for the drilling of five exploratory wells in Reagan County, Texas. Two of the five wells are currently producing at an average rate of 46 barrels of oil per day, one well was unsuccessful and is scheduled for recompletion and the remaining two are presently being evaluated. Two additional wells are being drilled on this acreage at the present time. The performance of these initial seven wells will determine future development plans in this area.

HEP  spent approximately  $790,000 on  six successful  drilling wells  and seven successful recompletions in the West Texas Kermit area where HEP has working interests ranging from 25% to 80%. Gross production on these properties is currently averaging 596 barrels of oil per day and 870 mcf per day. Future projects in the area include secondary recovery in the San Andres and Holt Formations. It is anticipated that four more wells will be recompleted and eight more wells will be drilled in the fourth quarter of 1995 and the first quarter of 1996. Waterflood potential for this area is being considered for 1996.

A workover in the second quarter of 1995 on the G.S. Boudreaux in Lafayette Parish, Louisiana, increased gross production rates from 17,500 mcf per day and 370 barrels of condensate per day to current rates of 22,000 mcf per day and 450 barrels of condensate per day. HEP has a 24% working interest in the well. The A.L. Boudreaux in the same area has increased from 20,000 mcf per day to 26,000 mcf per day. HEP has a 26% interest in the A.L. Boudreaux. HEP purchased an additional interest in the G. S. Boudreaux for $225,000 in the third quarter of 1995.

In Richland County, Montana, the Lewis #1 was recompleted uphole to the Interlake Formation in the first quarter of 1995, and the well continues to flow 240 barrels of oil per day and 135 mcf per day. HEP has incurred approximately $100,000 for the drilling of a Red River/Interlake development well which was spud in early September and is presently being completed. HEP also has plans to reenter a temporarily abandoned wellbore in this area in the fourth quarter of 1995 and recomplete it to the Interlake formation. HEP has a 22% working interest in the area.

In the first nine months of 1995, HEP spent approximately $335,000 on a program started in late 1994 in New Mexico. This amount includes nine successful and one unsuccessful non-operated development wells in Lea County, New Mexico, and four successful operated recompletions in Eddy County, New Mexico, having gross combined initial flowing potentials of 3,350 barrels of oil per day and 4,200 mcf per day. HEP has a 5% working interest in the Lea County field and 25% to 50% interests in the Eddy County wells.

In May 1995, HEP completed an exploratory well in Hot Springs County, Wyoming for approximately $120,000. The well is flowing 620 barrels of oil per day. A delineation well was drilled in August and completed in September at a cost of $70,000 and is currently flowing 650 barrels of oil per day. A third well on a separate but nearby structure was spud October 10th and is presently being completed. It is anticipated that up to nine additional locations may be available. HEP has a 15% working interest in this field.

In the first nine months of 1995, HEP completed two additional coal bed methane development wells and acquired working interests in the San Juan Basin of New Mexico, for a total of approximately $215,000. The two new wells have increased gross production in this area by 700 mcf per day. HEP has working interests in these new wells of 18% and 25%.

During the first nine months of 1995, HEP also acquired additional acreage in Martin County, Texas for approximately $90,000 and has acquired interest in two three-D seismic prospects in Taylor and Jones Counties, Texas and is pursuing two other three-D projects in this area. HEP participated in the drilling of a nonoperated exploratory well in one of the three-D prospects in this area in the third quarter. This well is flowing 90 barrels of oil per day and additional behind pipe reserves were recorded. Additional development drilling on this discovery is anticipated in 1996. HEP has a 12% interest in this area. HEP has also spent approximately $530,000 on two successful development wells in Reagan County, Texas in which it has a 90% working interest. Numerous other projects, which are individually less significant, are also underway in Montana, Colorado, North Dakota, Texas and Utah.

DIVIDENDS

HEC paid a dividend of $1.00 per share of common stock and Series E Preferred Stock on March 3, 1995. On August 15, 1995, HEC paid a dividend of $1.50 per share of common stock and Series E Preferred Stock. On October 31, 1995, HEC declared a dividend of $.80 per share of common stock and Series E Preferred Stock to all shareholders of record on November 11, 1995, payable on or about November 15, 1995.

The   Board  of  Directors  will  determine  future  dividends,  if  any,  after consideration of the cash flow and the working capital needs of HEC.

HEP DISTRIBUTIONS

HEP declared a limited partner distribution of $.20 per Unit and a general partner distribution of $615,000 for the third quarter of 1995, payable on November 15, 1995. The total of the distributions receivable by HEC is $746,000, which has been accrued in receivables from affiliates at September 30, 1995.

RESULTS OF OPERATIONS

The following  table is presented to  contrast HEC's average oil  and gas prices
and production.    Significant fluctuations  are discussed  in the  accompanying narrative.


                              OIL AND GAS PRICES AND PRODUCTION
                               (In thousands except for price)
                   For the Three Months Ended    For the Nine Months Ended
                         September 30,                 September 30,

                      1995           1994           1995           1994
                   Oil     Gas    Oil     Gas    Oil     Gas    Oil    Gas
                  (bbl)   (mcf)  (bbl)   (mcf)  (bbl)   (mcf)  (bbl)  (mcf)
     Average
       price     $17.80   $1.88 $17.26   $2.00 $17.11   $1.75 $16.29  $2.19

     Production     35      449    34      438    97    1,329    95  1,360

QUARTER ENDED SEPTEMBER 30, 1995 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1994

OIL REVENUE

Oil revenue increased $36,000 during the third quarter of 1995 as compared with the third quarter of 1994. This increase is comprised of an increase in oil production from 34,000 barrels in 1994 to 35,000 barrels in 1995 combined with an increase in oil prices from $17.26 per barrel in 1994 to $17.80 per barrel in 1995. The increase in oil production is due to increased production from developmental drilling projects in West Texas partially offset by normal production declines.

GAS REVENUE

Gas revenue decreased $34,000 during the third quarter of 1995 as compared with the third quarter of 1994 primarily as a result of a decrease in average gas prices from $2.00 per mcf in 1994 to $1.88 in 1995. The price decrease was partially offset by an increase in production from 438,000 mcf in 1994 to 449,000 mcf in 1995. The increase in gas production is primarily due to increased production from developmental drilling projects in West Texas partially offset by normal production declines and allowable production limits.

PRODUCTION OPERATING EXPENSE

Production  operating expense increased $34,000 during the third quarter of 1995
as compared with the  third quarter of 1994.   The increase is primarily  due to
increased maintenance activity during the third quarter of 1995.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense includes costs incurred for direct administrative services such as legal and audit fees, as well as allocated internal overhead incurred by Hallwood Petroleum, Inc. ("HPI"), an affiliate of HEC, which manages and operates certain oil and gas properties on behalf of HEC, HEP and their affiliates. These costs increased $198,000 during the third quarter of 1995 as compared to the third quarter of 1994, primarily due to increased insurance premiums as well as increased allocated internal overhead.

DEPRECIATION, DEPLETION AND AMORTIZATION

Depreciation, depletion and amortization expense decreased $25,000 during the third quarter of 1995 as compared with the third quarter of 1994. The decrease is primarily due to lower capitalized costs in 1995.

INTEREST EXPENSE

Interest expense increased $54,000 during the third quarter of 1995 as compared with the third quarter of 1994 as a result of HEC's borrowings under its line of credit during the third quarter of 1995.

OTHER INCOME

Other income consists primarily of HEC's direct interest income, as well as HEC's share of HEP's interest income, facilities income from two gathering systems in New Mexico, pipeline revenue, equity in income/(loss) of affiliate and miscellaneous income or expense. The increase of $55,000 during the third quarter of 1995 as compared with the third quarter of 1994 is due to an increase in HEP's equity in income of affiliate due to an increase in the affiliates's oil and gas revenue. The remaining increase is comprised of numerous other items, none of which are individually significant.


INCOME TAX PROVISION

There was no income tax provision recorded in either 1995 or 1994 due to the existence of net operating loss carryforwards.

FIRST NINE MONTHS 1995 COMPARED TO FIRST NINE MONTHS 1994

The comparisons for the first nine months of 1995 and the first nine months of 1994 are consistent with those discussed in the third quarter of 1995 compared to the third quarter of 1994 except for the following:

OIL REVENUE

Oil revenue increased $112,000 during the first nine months of 1995 as compared with the first nine months of 1994 due to an increase in oil production from 95,000 barrels in 1994 to 97,000 barrels in 1995 combined with an increase in oil prices from $16.29 per barrel in 1994 to $17.11 per barrel in 1995. The production increase is due to increased production from developmental drilling projects in West Texas partially offset by normal production declines.

GAS REVENUE

Gas revenue decreased $645,000 during the first nine months of 1995 as compared with the same period in 1994 due to a decrease in gas prices from $2.19 per mcf in 1994 to $1.75 per mcf in 1995 combined with a decrease in production from 1,360,000 mcf in 1994 to 1,329,000 mcf in 1995. The decrease in production is due to normal production declines and allowable production limits.

PRODUCTION OPERATING EXPENSE

Production  operating expense decreased $185,000 during the first nine months of
1995 as compared to the same period during 1994.   The decrease is primarily due
to general operating cost reductions in West Texas.

IMPAIRMENT OF OIL AND GAS PROPERTIES

Impairment of oil and gas properties represents HEC's pro rata share of the write-off of HEP's Indonesian operations.

IMPAIRMENT OF INVESTMENT IN PARENT

Impairment of investment in parent of $3,249,000 during the nine months ended September 30, 1994 represents an other than temporary decline in the fair value of the Hallwood Group stock held by HEC. The impairment, which was recorded at June 30, 1994, reflects the difference between the market value of the stock at June 30, 1994 and HEC's original cost basis.

MISCELLANEOUS INCOME

Miscellaneous income decreased $205,000 during the first nine months of 1995 as compared with the same period during 1994. The decrease is primarily due to an increase in HEP's equity in loss of affiliate due to an impairment of oil and gas properties recorded by HEP's affiliate.


PART II -  OTHER INFORMATION
ITEM 1  -  LEGAL PROCEEDINGS

        Reference is made to Item 8 - Note 11 of Form 10-K for the year ended December 31, 1994, Item 1 - Note 4 of Form 10-Q for the quarter ended March 31, 1995, Item 1 - Note 5 of Form 10-Q for the quarter ended June 30, 1995 and Item 1 - Notes 5 and 6 of this Form 10-Q.


ITEM 2  -  CHANGES IN SECURITIES

        None.


ITEM 3  -  DEFAULTS UPON SENIOR SECURITIES

        None.


ITEM 4  -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.


ITEM 5  -  OTHER INFORMATION

        None.


ITEM 6  -  EXHIBITS AND REPORTS ON FORM 8-K

        None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            HALLWOOD ENERGY CORPORATION



 Date: November 13, 1995    By:   /s/Robert S. Pfeiffer
                                    Robert S. Pfeiffer,
                                    Vice President
                                    (Chief Financial Officer)