Form 10-Q/A
period 1995-06-30
HALLWOOD ENERGY CORP
filed 1996-03-04
CIK 319019

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
                             Amended February 27, 1996
MARK ONE
   X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
                                         =======         =======
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)
                      (In thousands except per Share data)


                                          For the Three Months
                                             Ended June 30,
                                           --------------------
                                             1995        1994
                                            ------      ------
 REVENUES:
  Oil revenue                            $   519     $   507
  Gas revenue                                710         928
                                          ------      ------
                                           1,229       1,435
                                          ------      ------

 EXPENSES:
  Production operating                       303         449
  General and administrative                 248         209
  Depreciation, depletion and
  amortization                               443         460
  Interest                                   133          94
                                          ------      ------
                                           1,127       1,212
                                          ------      ------
 OTHER INCOME (EXPENSE):
  Impairment of investment in parent                  (3,249)
  Miscellaneous                             (147)        123
                                           ------      ------
                                            (147)     (3,126)
                                           ------      ------

 NET LOSS                                    (45)     (2,903)

 PREFERRED STOCK DIVIDENDS                                18
                                           ------      ------
 NET LOSS FOR COMMON STOCKHOLDERS        $   (45)     $(2,921)


 NET LOSS PER COMMON SHARE               $  (.09)     $  (3.44)
                                           ======      =======
 WEIGHTED AVERAGE COMMON SHARES              494         850
                                           ======      ======

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)
                      (In thousands except per Share data)


                                           For the Six Months
                                             Ended June 30,
                                           --------------------

                                             1995        1994
                                            ------      ------

 REVENUES:
  Oil revenue                            $ 1,037     $   961
  Gas revenue                              1,490       2,101
                                          ------      ------

                                           2,527       3,062
                                          ------      ------
 EXPENSES:
  Production operating                       642         793
  General and administrative                 500         441
  Depreciation, depletion and
  amortization                               841         940
  Impairment of oil and gas properties       464
  Interest                                   204         192
                                          ------      ------
                                           2,651       2,366
                                          ------      ------

 OTHER INCOME (EXPENSE):
  Impairment of investment in parent                  (3,249)
  Miscellaneous                              (82)        170
                                           ------      ------
                                             (82)     (3,079)
                                           ------      ------

 NET LOSS                                   (206)     (2,383)
 PREFERRED STOCK DIVIDENDS                   356          36
                                           ------      ------

 NET LOSS FOR COMMON STOCKHOLDERS        $  (562)    $(2,419)
 NET LOSS PER COMMON SHARE               $ (1.14)   $ (2.85)
                                           =======    =======

 WEIGHTED AVERAGE COMMON SHARES              494         850
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