Form 10-Q/A
period 1995-09-30
HALLWOOD ENERGY CORP
filed 1996-03-04
CIK 319019

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
                                           =======        =======

                           HALLWOOD ENERGY CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)
                      (In thousands except per Share data)


                                           For the Three Months
                                           Ended September 30,
                                           1995           1994
 REVENUES:
   Oil revenue                             $   623        $   587
   Gas revenue                                 842            876
                                             ------         ------

                                             1,465          1,463
                                             ------         ------

 EXPENSES:
   Production operating                        417            383
   General and administrative                  384            186
   Depreciation, depletion and
     amortization                              456            481
   Interest                                    140             86
                                             ------         ------
                                             1,397          1,136
                                             ------         ------

 OTHER INCOME                                  133             78
                                             ------         ------
 NET INCOME                                    201            405

 PREFERRED STOCK DIVIDENDS                     534             18
                                             ------         ------

 NET INCOME (LOSS) FOR COMMON STOCKHOLDERS $  (333)       $   387
                                             ======         ======
 NET INCOME (LOSS) PER COMMON SHARE        $  (.74)       $   .46
                                             ======         ======

 WEIGHTED AVERAGE COMMON SHARES                447            850
                                             ======         ======

                           HALLWOOD ENERGY CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)
                      (In thousands except per Share data)

                                            For the Nine Months
                                            Ended September 30,

                                           1995           1994

 REVENUES:
   Oil revenue                             $ 1,660        $ 1,548
   Gas revenue                               2,332          2,977
                                             ------         ------
                                             3,992          4,525
                                             ------         ------

 EXPENSES:
   Production operating                      1,059          1,244
   General and administrative                  884            567
   Depreciation, depletion and
     amortization                            1,297          1,421
   Impairment of oil and gas
     properties                                464
   Interest                                    344            278
                                             ------         ------
                                             4,048          3,510
                                             ------         ------
 OTHER INCOME (EXPENSE):
   Impairment of investment in
     parent                                                (3,249)
   Miscellaneous income                         51            256
                                             ------         ------

                                                51         (2,993)
                                             ------         ------

 NET LOSS                                       (5)        (1,978)
 PREFERRED STOCK DIVIDENDS                      890            54
                                             ------         ------

 NET LOSS FOR COMMON STOCKHOLDERS          $  (895)       $(2,032)
                                             ======         ======
 NET LOSS PER COMMON SHARE                 $  (2.04)      $ (2.39)
                                             ======         ======

 WEIGHTED AVERAGE COMMON SHARES                440            850
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