Form 10-K405
period 1995-12-31
HALLWOOD ENERGY CORP
filed 1996-03-04
CIK 319019

UNITED STATES

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                     Form 10-K

   MARK ONE
     X ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

             TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File Number 0-9579


                            HALLWOOD ENERGY CORPORATION
              (Exact name of registrant as specified in its charter)



            TEXAS
    (State or other jurisdiction of                 75-1319083
    incorporation or organization)               (I.R.S. Employer
                                               Identification Number)
    4582 SOUTH ULSTER STREET PARKWAY
        SUITE 1700
        DENVER, COLORADO                                80237
    (Address of principal executive                   (Zip Code)
    offices)

        Registrant's telephone number, including area code:  (303) 850-7373

            SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                              Name of each exchange
    Title of each class                       on which registered
         NONE                                        NONE
            SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                           Common Stock, $.50 par value

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
   such filing requirements for the past 90 days.  Yes  X   No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

   The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 27, 1996 was approximately $1,737,153.
   Shares of Common Stock outstanding at February 27, 1996:      792,126 Shares.



                                      PART I

   ITEM 1 - BUSINESS

   Hallwood Energy Corporation ("HEC") is a publicly traded Texas corporation engaged in the development, production and sale of oil and gas through its ownership of oil and gas properties and its investments in entities with oil and gas activities. HEC is the general partner of Hallwood Energy Partners, L.P. ("HEP"), a publicly traded oil and gas limited partnership. HEC is also the general partner of HEP Operating Partners, L.P. ("HEPO"), one of the operating partnerships for HEP. HEC's wholly owned subsidiary, Hallwood G.P., Inc. is the general partner of EDP Operating, Ltd. ("EDPO"), the other operating partnership for HEP.

   HEP is engaged in the development, production, sale and transportation of oil and gas and in the acquisition, exploration, development and operation of oil and gas properties. The principal objectives of HEP are to maintain or expand its reserve base and to provide cash distributions to the holders of its units of limited partner interests ("Units").

   HEC's general partner interest in HEP entitles it to a share of net revenues derived from HEP's properties ranging from 2% to 25%, and HEC holds approximately 6.5% of HEP's limited partner Units. HEC accounts for its ownership of HEP using the proportionate consolidation method of accounting whereby HEC records its proportional share of each of HEP's revenues and expenses, current assets, current liabilities, noncurrent assets, long-term obligations and fixed assets. HEP owns approximately 40% of the common stock of its affiliate, Hallwood Consolidated Resources Corporation ("HCRC") which HEP accounts for under the equity method.

   The activities of HEP are conducted by HEPO and EDPO. HEP is the sole limited partner and HEC is the sole general partner of HEPO. Hallwood, G.P., Inc., a wholly-owned subsidiary of HEC, is the sole general partner and HEP is the sole limited partner of EDPO. Solely for purposes of simplicity herein, unless otherwise indicated, all references to HEP in connection with the ownership, exploration, development or production of oil and gas properties include HEPO and EDPO.

   HEC does not engage in any other line of business nor does it have any employees. Hallwood Petroleum, Inc. ("HPI"), an affiliate of HEP, operates the properties and administers the day to day activities of HEC. On February 27, 1996, HPI had 133 employees.

   The Hallwood Group Incorporated ("Hallwood Group"), a public company traded on the New York Stock Exchange, owns 80% of the outstanding common shares of HEC. Hallwood Group is a diversified holding company with interests in oil and gas, specialty restaurants, real estate, textile products and hotels.

   From 1990 through 1995, HEC acquired 267,709 shares (adjusted for Hallwood Group's 1-for-4 reverse split) or approximately 17% of the outstanding shares of Hallwood Group on the open market. HEC is holding the stock of Hallwood Group, as a long-term investment and has classified it as an available-for-sale security. As of June 30, 1994, it was determined that Hallwood Group stock had experienced an other than temporary decline in fair value. Therefore, HEC's investment in Hallwood Group was written down from its original cost to a new cost basis based on its market value at June 30, 1994 of $11.50 per share. The resultant loss of $3,249,000 was recorded as an impairment of investment in parent in the accompanying financial statements for 1994.

   During 1991 and 1992 HEC acquired $2,439,000 principal amount of Hallwood Group's 13.5% Subordinated Debentures due July 31, 2009, which it subsequently exchanged for 7% Collateralized Subordinated Debentures due July 31, 2000. On March 29, 1995, Hallwood Group repurchased the 7% Collateralized Subordinated Debentures for $1,376,000 plus accrued interest through the purchase date. The debentures were repurchased for an amount approximately equal to their book value.

   MARKETING

   The oil and gas produced from the properties owned by HEC has typically been marketed through normal channels for such products. Oil is generally sold to purchasers at field prices posted by the principal purchasers of crude oil in the areas where producing properties are located. In response to the volatility in the oil markets, HEP entered into financial contracts for hedging transactions of between 3% and 22% of its estimated oil production for 1996 through 1999.

   The majority of HEC's gas production is sold on the spot market and is transported in intrastate and interstate pipelines. HEP has entered into financial contracts for hedging transactions of between 17% and 47% of its estimated gas production for 1996 through 2000.

   The purpose of the hedges is to provide protection against price drops and to provide a measure of stability in the volatile environment of oil and natural gas spot pricing. The amounts received or paid upon settlement of these contracts are recognized as oil or gas revenue at the time the hedged volumes are sold.

   Both oil and natural gas are purchased by refineries, major oil companies, public utilities, industrial customers and other users and processors of petroleum products. HEC is not confined to, nor dependent upon, any one purchaser or small group of purchasers. Accordingly, the loss of a single purchaser, or a few purchasers would not materially affect HEC's business because there are numerous purchasers in the areas in which HEC sells its production. Sales to Conoco Inc. and Marathon Petroleum Company accounted for 30% and 14%, respectively, of HEC's oil and gas sales for the year ended December 31, 1995 and 23% and 12%, respectively, of HEC's oil and gas sales for the year ended December 31, 1994. Sales to Conoco Inc., Koch Oil Company and Marathon Petroleum Company accounted for 21%, 11% and 10%, respectively, of HEC's oil and gas sales for the year ended December 31, 1993.

   Factors, if they were to occur, which might adversely affect HEC include decreases in oil and gas prices, the reduced availability of a market for production, rising operational costs of producing oil and gas, compliance with and changes in environmental control statutes and increasing costs of transportation.

   COMPETITION

   In the course of its development activities, HEC must compete with other entities for the acquisition of undeveloped acreage and desirable leaseholds. As described above under "Marketing," production is sold on the spot market, thereby reducing sales competition; however, oil and gas must compete with coal, atomic energy, hydro-electric power and other forms of energy.

   REGULATION

   The production and sale of oil and gas is subject to federal and state governmental regulations in a variety of ways including environmental regulations, labor laws, regulation of interstate sales, excise taxes and federal and Indian lands royalty payments. Failure to comply with these regulations may result in fines, cancellation of licenses to do business and cancellation of federal, state or Indian leases.

   The production of oil and gas is subject to regulation by the state regulatory agencies in the states in which HEC does business. These agencies make and enforce regulations to prevent waste of oil and gas and to protect the rights of owners to produce oil and gas from a common reservoir. The regulatory agencies regulate the amount of oil and gas produced by assigning allowable production rates to wells capable of producing oil and gas.

   ENVIRONMENTAL CONSIDERATIONS

   The exploration for, and development of, oil and gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or can cause environmental pollution problems. In light of the current interest in environmental matters, HEC cannot predict the effect of possible future public or private action on its business. HEC is taking actions necessary in its operations to conform with applicable federal, state and local environmental regulations and does not presently anticipate that the compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, earnings or the competitive position of HEC in the oil and gas industry.

   INSURANCE COVERAGE

   HEC is subject to all the risks inherent in the exploration for, and development of, oil and gas, including blowouts, fires and other casualties. HEC maintains insurance coverage as is customary for entities of a similar size engaged in operations similar to that of HEC, but losses can occur from uninsurable risks or in amounts in excess of existing insurance coverage. The occurrence of an event which is not insured or not fully insured could have an adverse impact upon HEC's earnings and financial position.


   ITEM 2 - PROPERTIES

   OIL AND GAS PROPERTIES

   HEC's oil and gas properties consist primarily of its indirect interest in properties owned through its investment in HEP. Quantities and values related to HEP's properties are shown net to HEC's interest in HEP. The following reserve information for HEC represents estimated quantities of proved oil and gas reserves which are located in the United States. The determination of oil and gas reserves is based on estimates which are highly complex and interpretive. The estimates are subject to continuing change as additional information becomes available. The following table presents the December 31, 1995 SEC case reserve data by significant areas and fields.
                         Total Proved
                         Reserve Quantities         Discounted Value

                          Mcf of    Bbls of    Proved       Proved
                            Gas       Oil    Undeveloped  Developed    Total
                                            (In thousands)
     Scott/West Ridge     5,089      114                 $ 9,169    $ 9,169
     West Texas           1,862      568       $  226      3,916      4,142
     Kansas                  89       56           35        219        254
     San Juan Basin       1,484                    18        566        584
     South Texas Misc.      579       24          165        665        830
     Southeastern New
      Mexico                847       23                     850        850
     East Riceville         202                              243        243
     Other                1,485      209          191      2,737      2,928
                         ------    -----        -----     ------     ------
                         11,637      994      $   635    $18,365    $19,000
                        =======     ====        =====   ========    =======





   The following table presents the oil and gas production for significant areas and fields.

                              Production for the Years Ended December 31,

                                       1995                     1994
                              Mcf of Gas  Bbls of Oil  Mcf of Gas  Bbls of Oil
                                              (In thousands)

     Scott/West Ridge             907           24         804           28
     West Texas                   138           48          98           31
     Kansas                        16            7          15            7
     San Juan Basin               354                      258
     Southeastern New Mexico      195            6         230            2
     East Riceville                32                       33
     South Texas                   76            5
     Other                         90           40         494           60
                                ------         -----      -----         ----
                                1,808          130       1,932          128
                               ======          =====     ======         ====

   SCOTT/WEST RIDGE

   The Scott/West Ridge area consists of 12 gas wells located in Lafayette Parish, Louisiana. The wells produce principally from the Bol Mex formations at 13,500 to 14,500 feet and are operated by HPI, an affiliate of HEP. The four most significant wells in the area, all of which were drilled by HPI since 1989, are the A. L. Boudreaux #1, the G. S. Boudreaux Estate #1, the Lessin Fontenot #1 and the Evangeline Shrine Club #1. During 1995, HEP performed three workovers in this area, two of which were successful.
   Surface facilities were upgraded on several wells to improve product handling.

   WEST TEXAS

   The West Texas area is comprised of two significant groups of properties each containing significant projects. The West Texas Spraberry area consists of 367 producing wells in Borden, Upton, Reagan, Glasscock and Martin counties of Texas. HPI and its affiliates operate 357 of these wells. Most of the current production from these wells is from the Upper Spraberry, Jo Mill, Dean and Upper Wolfcamp formations which are at depths that range from approximately 5,000 to 9,000 feet. HEP discovered a new field during 1995, adding the SRH (Clearfork) as a producing horizon to 70 wells in eastern
   Reagan County. HEP drilled 44 successful wells and one dry hole, and recompleted 30 wells on acreage in the Rocker "b" Ranch. Most of the work was performed under a line of credit of $4,650,000 net to HEP's interest, provided by a third party lender. The line of credit is secured only by leases in the project area and is otherwise nonrecourse to HEP. HEP plans to purchase additional producing wells and to perform recompletions in this area in 1996.

   The West Texas Kermit area consists of 39 wells in Gaines and Winkler Counties, Texas, 36 of which are operated by HPI and its affiliates. The primary focus of this area is the development of the Holt and San Andres formation at a depth of 5,100 feet on several leases in Winkler County. During 1995, HEP drilled seven wells; one of which was a dry hole, and performed ten recompletions; two of which were unsuccessful. HEP also purchased eleven wells in the area in 1995. Up to ten new wells may be drilled in 1996, and a secondary recovery project is being planned for the area beyond 1996.


   KANSAS

   The Kansas area consists of 310 producing wells, of which 294 are operated by HPI and 16 are operated by unaffiliated entities, located in 15 counties in Kansas. These wells produce principally from the Arbuckle and numerous Lansing-Kansas City formation zones from 3,000 feet to 6,500 feet. During 1995, HEP drilled two development wells, one of which was successful, and performed 15 successful recompletions. The Kansas area is a mature operation where recompletions and limited development drilling represent the most prudent plans for future asset base protection. HEP plans to sell three properties in this area in 1996 and will continue to evaluate and divest nonstrategic properties.

   SAN JUAN BASIN

   The San Juan Basin region consists of 52 wells located in San Juan County, New Mexico. The wells produce from the Fruitland Coal, Pictured Cliffs, Mesa Verde and Dakota formations at depths of 1,900 to 7,000 feet. Twenty-four wells are coal bed methane wells qualifying for the Section 29 alternative fuels tax credit. During 1994, HEP, HCRC and an unaffiliated entity formed a partnership to utilize effectively the Section 29 tax credits. During 1995, HEP successfully drilled two additional coal bed methane wells. For 1996, HEP plans to drill one additional well.

   SOUTHEASTERN NEW MEXICO

   The Southeastern New Mexico area consists of 63 producing wells, 43 of which are operated by HPI, which produce primarily gas and are located on the northwestern edge of the Delaware Basin in Lea, Eddy and Chavez Counties, New Mexico. These wells produce at depths ranging from approximately 2,500 feet to 14,000 feet from the Delaware, Atoka, Bone Springs and Morrow formations. During 1995, HEP performed nine successful recompletions and participated as a nonoperator in six successful development wells. During 1996, HEP plans to perform additional recompletions and exploit development drilling opportunities.

   EAST RICEVILLE

   The East Riceville area consists of three gas wells and one oil well located in Vermilion Parish, Louisiana. The wells produce principally from the Barton Sand formation at a depth of approximately 14,800 feet, and the wells are operated by HPI. No significant development plans for this area are expected for 1996.

   SOUTH TEXAS

   The South Texas basin consists of approximately fifteen wells which are operated by unaffiliated entities, producing primarily from the Wilcox at depths of 10,000 to 12,000 feet. The majority of the reserves in this area are located in the Mercy Field in San Jacinto County in the Houston Embayment Basin. In 1995, four miles of existing pipeline were purchased and joined with two miles of newly-constructed pipeline. Several shallower wells of approximate depths of 800 feet were also purchased for deepening potential and to alleviate high salt water disposal expense. Over 500 acres of leases were also acquired to drill a step-out test in 1996. There have also been several successful workovers in 1995 that have potential future benefits.

   PROPERTY SALES

   During 1994, HEP received $394,000 in connection with the sale of properties. The proceeds are comprised of numerous sales of various nonstrategic properties, none of which are individually significant.



   PRODUCTIVE OIL AND GAS WELLS

   The following table summarizes the productive oil and gas wells as of December 31, 1995 attributable to HEC's and HEP's direct interests. Productive wells are producing wells and wells capable of production. Gross wells are the total number of wells in which HEC and HEP have an interest. Net wells are the sum of HEC's and HEP's fractional interests owned in the gross wells.

                                      HEC Direct          HEP Direct

             Productive Wells     Gross      Net      Gross      Net
                Oil                35         1       892       378
                Gas                 0         0       351       114
                                 ----     ------     -----     -----

              Total                35         1     1,243       492
                                 =====    ======     =====     =====

   OIL AND GAS ACREAGE

   The following table sets forth the developed and undeveloped leasehold acreage held directly by HEC and HEP as of December 31, 1995. Developed acres are acres which are spaced or assignable to productive wells. Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether or not such acreage contains proved reserves. Gross acres are the total number of acres in which HEC and HEP have a working interest. Net acres are the sum of HEC's and HEP's fractional interests owned in the gross acres.

                                          HEC                 HEP


                                  Gross      Net       Gross       Net

           Developed acreage    9,464     3,585     135,500    76,800
           Undeveloped acreage                      189,350    39,337
                               ------      -----     -------   ------

            Total               9,464     3,585     324,850   116,137
                               ======   ======      =======  =======

   DRILLING ACTIVITY

   The following table sets forth the number of wells attributable to HEC's direct interests drilled during 1995. HEC had no drilling activity attributable to its direct interests during the years ended December 31, 1994 and 1993.

                                          Gross    Net

                           Development
                           Wells:
                            Productive     29        .98
                            Dry             1        .04
                                          ----      -----

                            Total          30       1.02
                                          ====      ====

   The following table sets forth the number of wells attributable to HEP's direct interests drilled in the most recent three years.

                                      Year Ended December 31,
                               1995            1994             1993
                          Gross    Net     Gross    Net    Gross     Net

          DEVELOPMENT
          WELLS:
            Productive   66       28.0    30      14.6     12       6.2
            Dry           2         .5     4        .7      4       1.2
                        ---       ----   ---       ----   ----     ----

              Total      68      28.5     34      15.3     16       7.4
                        ===      ====   ====      ====    ===      ====


          EXPLORATORY
          WELLS:
            Productive    5         .6     2        .1      6       1.1
            Dry           1         .9     6       1.2     10       3.9
                        ---      ----    ---       ----   ---      ----

              Total       6        1.5     8       1.3     16       5.0
                        ===       ====   ===      ====    ===      ====

   AVERAGE SALES PRICES AND PRODUCTION COSTS

   The following table presents the average oil and gas sales price and average production costs per equivalent barrel computed at the ratio of six mcf of gas to one barrel of oil.

                                               1995      1994      1993

          Oil and condensate (includes the
            effects of hedging) (per bbl)    $17.14     $15.98   $17.73
          Natural gas (includes the
            effects of hedging) (per mcf)      1.81      1.98      1.98
          Production costs (per equivalent
          bbl of oil)                          3.35      3.46      3.14

   OFFICE SPACE

   HPI, an affiliate of HEC, leases office space in Denver, Colorado containing approximately 41,000 square feet, for approximately $600,000 per year. These lease payments are included in the allocation of general and administrative expenses to HEC and other affiliated entities. HEP is guarantor of 60% of the lease obligation, and HCRC is guarantor of the remaining 40% of the obligation. HEC is the guarantor of a five year office lease of an affiliate of Hallwood Group in Dallas, Texas covering approximately 17,000 square feet. The affiliate of Hallwood Group has entered into an agreement to indemnify
   HEC for any loss suffered by HEC because of the guaranty. The total lease payments on this property are approximately $170,000 per year, of which approximately $11,000 is billed to HEC.


   ITEM 3 - LEGAL PROCEEDINGS

   See Notes 11 and 12 to the financial statements in Item 8 - Financial Statements and Supplementary Data.


   ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the fourth quarter of 1995.

                                      PART II

   ITEM 5 -  MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED STOCKHOLDER
             MATTERS

   Since January 17, 1995, HEC's common stock has been quoted in the OTC Bulletin Board under the symbol "HWEC." Prior to January 17, 1995, HEC's common stock was quoted in the National Association of Securities Dealers National Market System. As of February 27, 1996, there were approximately 667 shareholders of HEC's common stock, including shareholders that hold in street name. The following table sets forth, for the periods indicated, the high and low closing bid quotations for the common stock as reported by the National Quotation Bureau. See further discussion under Dividends in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources.

                HEC COMMON STOCK        High      Low      Dividends


                First Quarter 1995    12 1/2    10 1/4       $1.00
                Second Quarter 1995   18 1/2    10 1/4        1.50
                Third Quarter 1995    21        13 1/2
                Fourth Quarter 1995   16        10            .80
                                                              ----
                                                            $ 3.30
                                                             =====



                First Quarter 1994    15        13           $1.70

                Second Quarter 1994   15        12

                Third Quarter 1994    14        10            1.50

                Fourth Quarter 1994   10 3/4    9
                                                            -----
                                                            $3.20
                                                            =====

   ITEM 6 - SELECTED FINANCIAL DATA - (In thousands except per share)

   The following table sets forth selected financial data regarding HEC's financial position and results of operations as of the dates indicated. In connection with the change in HEC's reserve calculation methodology in 1994, which is further described in Item 8 - Supplemental Oil and Gas Reserve Information, all periods have been restated to reclassify HEC's share of internal overhead charges attributable to wells operated by HPI from production operating expense to general and administrative expense.

                               As of and for the Years Ended December 31,

                                        1995            1994          1993


     Summary of Operations
     Oil and gas revenues               $ 5,507        $ 5,878        $ 5,922
     Total revenue                        5,632          6,138          7,268
     Production operating expense         1,443          1,555          1,394
     Depreciation,depletion,
     amortization and impairment          2,153          1,959          1,944
     Impairment of investment in
      parent                                             3,249
     Net income (loss)                      706         (2,512)         2,514

     Net income (loss) per
      common share                        (1.00)        (3.32)          2.67
     Dividends per common share            3.30          3.20
     Balance Sheet
     Working capital (deficit)          $  (619)       $   (72)       $ 2,410
     Net property, plant and
      equipment                           9,839         10,569         11,697

     Total assets                        16,465         18,266         25,298
     Long-term debt                         825
     Long-term obligations of
     affiliate                            5,366          3,917          5,584
     Stockholders' equity                 7,011         11,316         16,284

   (Continued below)

                                                 1992                1991


     Summary of Operations
     Oil and gas revenues                    $ 6,827             $ 6,690
     Total revenue                             6,835               6,702
     Production operating expense              1,780               2,332
     Depreciation,depletion,
     amortization and impairment               2,308               2,328
     Impairment of investment in
      parent
     Net income (loss)                         1,006                 498

     Net income (loss) per
      common share                              .80                 .23
     Dividends per common share
     Balance Sheet
     Working capital (deficit)               $ 1,638             $ 1,937
     Net property, plant and
      equipment                               12,909              17,470
     Total assets                             21,792              25,729
     Long-term debt
     Long-term obligations of
     affiliate                                 5,183               7,010
     Stockholders' equity                     16,334              17,774


   ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

   LIQUIDITY AND CAPITAL RESOURCES

   HEC had a net working capital deficit of $619,000 at December 31, 1995, including $10,000 of cash and cash equivalents. HEC has adopted a policy of paying dividends in an amount to be determined by the board of directors after consideration of the cash flow and working capital needs of HEC. For 1996, through February 27, 1996, no dividends have been declared by HEC.


   PROPERTY PURCHASES, SALES AND CAPITAL BUDGET

   During 1995, HEC participated in drilling seven wells in Winkler County and twenty-three wells in Reagan and Irion Counties, Texas, through its interest in the Saxon Drilling Venture (the "Drilling Venture"). The Company's share of capital costs on these wells was $328,000 through December 31, 1995. The Drilling Venture is a joint venture between the Company and HEP which was originally established in 1985. Under the terms of the Drilling Venture, the Company receives an 18.75% interest in revenues and costs relating to production from certain wells drilled in West Texas, in return for payment of 7.5% of the drilling costs. The Reagan County wells were drilled utilizing the third party financing described below. HEC has recorded its share of debt on these wells ($172,000 at December 31, 1995), under the caption "Current Liabilities of Affiliate" in the accompanying balance sheet because the debt matures in August 1996.

   During 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). SFAS 121 provides the standards for accounting for the impairment of various long-lived assets. The Company is required to adopt SFAS 121 no later than 1996. HEC uses the full cost method of accounting for its property, which requires an impairment to be recorded when total capitalized costs exceed the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves. Therefore, the adoption of SFAS 121 is not expected to have a material effect on the financial position or results of operations of HEC.

   DIVIDENDS

   HEC paid a dividend of $1.00 per share of common stock and Series E Preferred Stock on March 3, 1995. On August 15, 1995, HEC paid a dividend of $1.50 per share of common stock and Series E Preferred Stock. On November 15, 1995, HEC paid a dividend of $.80 per share of common stock and Series E Preferred Stock.

   The board of directors will determine future dividends, if any, after consideration of the cash flow and working capital needs of HEC. HEC's credit agreement limits aggregate dividends paid by the Company to $3.50 per share each fiscal year.

   HEP DISTRIBUTIONS

   During 1995, HEP declared $.80 per Unit in distributions to its Unitholders and $2,359,000 to its general partner, HEC. Oil and gas prices continue to be low and the resulting negative effect on cash flow from operations will impact the amount of distributions which HEP will be able to make.

   On January 19, 1996, HEP paid a dividend of one new Class C Unit for every 15 HEP Class A Units held as of the record date of December 18, 1995. Pursuant to the regulation of the American Stock Exchange, holders of Class A Units who sold their Units between December 14, 1995 and January 19, 1996 also sold their right to receive the associated Class C Unit dividend. Class C Units are a newly created class of units that trade separately from HEP's currently outstanding Units. The Class C Units have a distribution preference of $1.00 per year, payable quarterly, and distributions on the new units will commence for the first quarter of 1996. Class C Units have been created to give HEP greater flexibility in structuring future acquisitions by allowing HEP to issue a security with a set distribution rate. Currently outstanding HEP Units are referred to as Class A Units but will continue to be listed on the American Stock Exchange using the symbol "HEP."



   If there are no further adverse changes in the factors which effect HEP cash flow, including oil and gas prices, property and partnership expenses and other relevant information, and there is no change in the limitation in HEP's Credit facilities on the amount of distributions permitted, HEP believes that it can distribute $.13 per Class A Unit and $.25 per Class C Unit for each of the four quarters of 1996. The combined effect of the issuance of the new Class C Units and the decrease in distributions on the Class A Units would result in the $.80 annual distribution that has been paid since 1992 being reduced to an annual rate of $.58 on a Class A and associated Class C Unit. Future distributions will be determined after taking into account reduced cash flow and the limitation in HEP's Credit Facilities on the amount of distributions.

   CASH FLOW

   Cash used in operating activities was $495,000 in 1995. During 1995, HEC received distributions of $2,886,000 from HEP and paid dividends of
   $2,673,000. These items, together with investment transactions and borrowings, resulted in a decrease in cash of $658,000 during 1995.

   FINANCING

   During the second quarter of 1995, the Company entered into a credit agreement with a bank that has committed to loan the Company up to $1,500,000. As of December 31, 1995, the Company has outstanding borrowings of $1,125,000 against the credit line. Borrowings against the credit line bear interest at the bank's prime rate plus 2% (10.5% at December 31, 1995). Interest is payable monthly, and quarterly principal payments of $75,000 commenced December 1, 1995. The credit line is secured by the HEP Class A Units owned by the Company. The credit agreement limits aggregate dividends paid by the Company to $3.50 per share each fiscal year.

   Included in the accompanying balance sheet at December 31, 1995 are long-term obligations of affiliate of $5,366,000. This amount represents HEC's share of HEP's outstanding long-term obligations which consist primarily of $24,700,000 borrowed under a line of credit and $12,857,000 borrowed under a note purchase agreement. HEP's borrowings are secured by a first lien on approximately 80% in value of HEP's oil and gas properties. Included within the caption "Current Liabilities of Affiliate" in the accompanying balance sheet as of December 31, 1995 is $172,000 which represents HEC's pro rata share of borrowings from a third party lender used to finance the drilling in which HEC participated through the Saxon Drilling Venture. HEC is not directly a party to the loan; however, HEC will reimburse HEP for HEC's
   $172,000 share of the borrowings when HEP repays the loan in the first quarter of 1996.

   INFLATION AND CHANGING PRICES

   Prices obtained for oil and gas production depend upon numerous factors that are beyond the control of HEC, including the extent of domestic and foreign production, imports of foreign oil, market demand, domestic and worldwide economic and political conditions, and government regulations and tax laws. Prices for both oil and gas have fluctuated significantly in 1995. The following table presents the average prices received each year by HEC and the effects of its share of HEP's hedging transactions:

                    Oil            Oil            Gas            Gas
                 (excluding     (including     (excluding     (including
                 effects of     effects of     effects of   effects of
                  hedging        hedging        hedging        hedging
               transactions)  transactions)  transactions)  transactions)
                 (per bbl)      (per bbl)      (per mcf)       (per mcf)

         1995   $ 16.88        $ 17.14        $  1.66        $  1.81
         1994     15.33          15.98           1.94           1.98
         1993     17.05          17.73           2.10           1.98

   During the first quarter through February 14, 1996, the oil price (for barrels not hedged) averaged between $17.00 and $18.50 per barrel. The weighted average price of natural gas (for mcf not hedged) was between $1.35 and $4.00 per mcf.

   Inflation did not have a material impact on HEC in 1995 and is not anticipated to have a material impact in 1996.

   RESULTS OF OPERATIONS

   The following table is presented to contrast HEC's revenues, expenses and earnings for discussion purposes. Significant fluctuations are discussed in the accompanying narrative. The "HEC" column represents HEC's direct royalty and working interests in oil and gas properties. The "HEP" column represents HEC's combined limited partner and general partner ownership of HEP, which was 7.3% of the limited partner share for the first three quarters of 1995 and 6.5% for the last quarter of 1995, 7.3% of the limited partner share for 1994 and 1993, and 100% of the general partner share for 1995, 1994 and 1993.

              TABLE OF HEC EARNINGS (LOSS) FOR MANAGEMENT DISCUSSION
                                  (In thousands)
                       For the Year Ended December 31, 1995



                                           HEC        HEP       Total


            REVENUE
            Oil revenue               $   135   $  2,093   $  2,228
            Gas revenue                    35      3,244      3,279
            Acquisition fee                11                    11
            Interest                       86         28        114
                                          ---       ----       ----
                                          267      5,365      5,632
                                          ---     ------      -----

            EXPENSE
            Production operating           44      1,399      1,443
            General and administrative    628        530      1,158
            Depreciation, depletion,
             amortization and
             impairment                   127      2,026      2,153
            Interest                      106        387        493
            Litigation settlement of
                  affiliate                           46         46
                                         ----      -----      -----
                                          905      4,388      5,293
                                         ----     ------     ------

            Other Income (Expense):
            Miscellaneous income
             (expense)                     30        (69)       (39)
                                         ----      -----      -----
                                           30        (69)       (39)
                                       ------       ----      -----

            Provision (Benefit) for
            income taxes -
              Current                      94                    94
              Deferred                   (500)                 (500)
                                        -----      -----      -----
                                         (406)                 (406)
                                        -----      -----      -----

            Net Income (loss)         $  (202)     $ 908      $ 706
                                     ========    =======    =======


              TABLE OF HEC EARNINGS (LOSS) FOR MANAGEMENT DISCUSSION
                                    (In thousands)
                         For the Years Ended December 31, 1994



                                    HEC             HEP            Total


     REVENUE

     Oil revenue                  $    30         $ 2,016          $ 2,046
     Gas revenue                       10           3,822            3,832
     Acquisition fee                   23                               23
     Interest                         184              53              237
                                    -----           -----            -----
                                      247           5,891            6,138
                                    -----          ------           ------

     EXPENSE
     Production operating              17           1,538            1,555
     General and
      administrative                  570             528            1,098
     Depreciation,
      depletion,
      amortization and
      impairment                      127           1,832            1,959
     Interest                                         363              363
     Litigation settlement
      of affiliate                                    308              308
                                   ------          ------           ------

                                      714           4,569            5,283
                                   ------          ------           ------

     Other Income (Expense):
     Impairment of
      investment in parent         (3,249)                          (3,249)
     Miscellaneous income
      (expense)                        65             (50)              15
                                  -------          ------           ------
                                   (3,184)            (50)          (3,234)
                                  -------         -------          -------

     Provision (Benefit) for
     income taxes -
       Current                        133                              133
       Deferred
                                    -----          ------            -----
                                      133                              133
                                    -----          ------           ------

     Net Income (loss)            $(3,784)        $ 1,272          $(2,512)
                                 ========         =======         ========

              TABLE OF HEC EARNINGS (LOSS) FOR MANAGEMENT DISCUSSION
                                  (In thousands)
                       For the Years Ended December 31, 1993



                                      HEC              HEP           Total


    REVENUE
    Oil revenue                      $    34        $ 1,916        $ 1,950
    Gas revenue                            7          3,965          3,972
    Litigation settlement
     of affiliate                                     1,050          1,050
    Acquisition fee                      111                           111
    Interest                             143             42            185
                                       -----          -----          -----
                                         295          6,931          7,268
                                       -----         ------          -----

    EXPENSE
    Production operating                  18          1,376          1,394
    General and
     administrative                      612            636          1,248
    Depreciation,depletion,
     amortization and
     impairment                          189          1,755          1,944
    Interest                                            442            442
                                       -----         ------         ------
                                         819          4,209          5,028
                                      ------         ------        -------

    Other Income (Expense):
    Impairment of investment
     in parent
    Miscellaneous income
    (expense)                            135            229            364
                                       -----          -----          -----
                                         135            229            364
                                       -----          -----          -----

    Provision (Benefit) for
    income taxes -
      Current                             90                            90
      Deferred
                                       -----         ------          -----
                                          90                            90
                                       -----         ------         ------

    Net Income (loss)                $  (479)       $ 2,993        $ 2,514
                                     =======       ========        =======

   1995 COMPARED TO 1994

   OIL REVENUE

   Oil revenue increased $182,000, or 9%, during 1995. This increase is primarily due to a 2% increase in production from 128,000 barrels in 1994 to 130,000 barrels in 1995, combined with an increase in the average oil price from $15.98 per barrel in 1994 to $17.14 per barrel in 1995. This increase in production is due primarily to HEP's drilling in 1994 and 1995, partially offset by normal production declines.

   The effect of HEP's hedging transactions described under "Inflation and Changing Prices" during 1995 was to increase HEC's oil price from $16.88 per barrel to $17.14 per barrel, representing $34,000 in additional revenue from hedging transactions.

   GAS REVENUE

   Gas revenue decreased $553,000 during 1995, primarily due to a 6% decrease in production from 1,932,000 mcf in 1994 to 1,808,000 mcf in 1995. The gas price also declined 9% from $1.98 per mcf in 1994 to $1.81 per mcf in 1995. The decrease in production is due primarily to normal production declines, partially offset by HEP drilling in 1994 and 1995.

   The effect of HEP's hedging transactions described under "Inflation and Changing Prices" during 1995 was to increase HEC's gas price from $1.66 per mcf to $1.81 per mcf, representing $271,000 in additional revenue from hedging transactions.

   ACQUISITION FEE REVENUE

   The acquisition fee earned in 1995 and 1994 relates to property acquisitions made by HEP. The fee decreased during 1995 as compared to 1994, as a result of a decline in property acquisitions made by HEP during 1995.

   INTEREST

   Interest income decreased from 1994 to 1995 primarily as a result of lower invested balances.

   PRODUCTION OPERATING EXPENSE

   Production operating expense decreased $112,000 in 1995 as compared to 1994 primarily as a result of general cost reductions in West Texas.

   GENERAL AND ADMINISTRATIVE EXPENSE

   General and administrative expense includes costs incurred for direct administrative services such as legal and audit fees, as well as allocated internal overhead incurred by HPI, an affiliate of HEC, which manages and operates certain oil and gas properties on behalf of HEC and HEP and their affiliates. These costs increased $60,000 during 1995 as compared with 1994 as a result of increased allocated internal overhead from HPI, as well as increased insurance costs during 1995.

   DEPRECIATION, DEPLETION, AMORTIZATION AND IMPAIRMENT EXPENSE

   Depreciation, depletion, amortization and impairment expense increased $194,000 in 1995 as compared to 1994. The increase is primarily the result of HEC's share of HEP's impairment of its investment in Indonesia, which has been abandoned.

   INTEREST EXPENSE

   Interest expense increased $130,000 in 1995 as compared to 1994, primarily as a result of HEC's borrowings under its line of credit.

   LITIGATION SETTLEMENT OF AFFILIATE

   Litigation settlement of affiliate, which represents HEC's share of various lawsuit settlements made by HEP, declined during 1995 compared to 1994 because HEP settled a significant lawsuit in 1994, as described in Item 8 -
   Note 11.

   IMPAIRMENT OF INVESTMENT IN PARENT

   Impairment of investment in parent of $3,249,000 during the year ended December 31, 1994 represents an other than temporary decline in the fair value of the Hallwood Group stock held by HEC. The impairment, which was recorded at June 30, 1994, reflects the difference between the market value of the stock at June 30, 1994 of $11.50 per share (adjusted for Hallwood Group's 1 for 4 reverse split) and HEC's original cost basis.

   MISCELLANEOUS INCOME

   Miscellaneous income consists primarily of HEC's share of HEP's facilities income from two gathering systems in New Mexico, pipeline revenue, equity investment earnings, and miscellaneous income or expense. The decrease in miscellaneous income of $54,000 is primarily due to a decrease in HEC's share of HEP's equity investment earnings.

   1994 COMPARED TO 1993

   OIL REVENUE

   Oil revenue increased $96,000, or 5%, during 1994. This increase is primarily due to a 16% increase in production from 110,000 barrels in 1993 to 128,000 barrels in 1994, offset by a decrease in the average oil price from $17.73 per barrel in 1993 to $15.98 to barrel in 1994. This increase in production is due primarily to HEP property acquisitions which occurred late in 1993, partially offset by normal production declines.

   The effect of HEP's hedging transactions described under "Inflation and Changing Prices" during 1994 was to increase HEC's oil price from $15.33 per barrel to $15.98 per barrel, representing $83,000 in additional revenue from hedging transactions.

   GAS REVENUE

   Gas revenue decreased $140,000 during 1994, primarily due to a 4% decrease in production from 2,005,000 mcf in 1993 to 1,932,000 mcf in 1994. The gas price remained consistent at $1.98 per mcf in both 1994 and 1993. The decrease in production is due primarily to decreased production in the Scott/West Ridge area, due to allowable production limits and normal production declines, partially offset by HEP property acquisitions which occurred late in 1993.

   The effect of HEP's hedging transactions described under "Inflation and Changing Prices" during 1994 was to increase HEC's gas price from $1.94 per mcf to $1.98 per mcf, representing $77,000 in additional revenue from hedging transactions.


   LITIGATION SETTLEMENT OF AFFILIATE

   Litigation settlement of affiliate in 1993 represents HEC's share of a lawsuit settlement received by HEP which is further described in Item 8 -
   Note 11.

   ACQUISITION FEE REVENUE

   The acquisition fee earned in 1994 and 1993  relates to property acquisitions
   made by HEP.   The fee decreased during 1994 as compared to 1993, as a result of a decline in property acquisitions made by HEP during 1994.

   PRODUCTION OPERATING EXPENSE

   Production operating expense increased $161,000 in 1994 as compared to 1993 primarily as a result of an increase in operating expenses due to property acquisitions and drilling projects completed by HEP late in 1993 combined with increased ad valorem taxes and salt water disposal costs in the Scott/West Ridge area.

   GENERAL AND ADMINISTRATIVE EXPENSE

   General and administrative expense includes costs incurred for direct administrative services such as legal and audit fees, as well as allocated internal overhead incurred by HPI, an affiliate of HEC, which manages and operates certain oil and gas properties on behalf of HEC and HEP and their affiliates. These costs decreased $150,000 during 1994 as compared with 1993 as a result of reductions in internal allocated overhead from HPI, as well as decreased legal expenses during 1994.

   DEPRECIATION, DEPLETION, AMORTIZATION AND IMPAIRMENT EXPENSE

   Depreciation, depletion, amortization and impairment expense increased $15,000 in 1994 as compared to 1993. The increase is primarily the result of HEC's share of HEP's impairment of foreign drilling projects which have been abandoned.

   INTEREST EXPENSE

   Interest expense decreased $79,000 in 1994 as compared to 1993, primarily as a result of HEP's lower average debt balance in 1994 as compared to 1993, which was partially offset by higher interest rates.

   LITIGATION SETTLEMENT OF AFFILIATE

   Litigation settlement of affiliate during 1994 represents HEC's share of various lawsuit settlements made by HEP which are further described in Item 8
   - Note 11.

   IMPAIRMENT OF INVESTMENT IN PARENT

   Impairment of investment in parent of $3,249,000 during the year ended December 31, 1994 represents an other than temporary decline in the fair value of the Hallwood Group stock held by HEC. The impairment, which was recorded at June 30, 1994, reflects the difference between the market value of the stock at June 30, 1994 of $11.50 per share and HEC's original cost basis.


   MISCELLANEOUS INCOME

   Miscellaneous income consists primarily of HEC's share of HEP's facilities income from two gathering systems in New Mexico, pipeline revenue, gas marketing activity and miscellaneous income or expense. The decrease in miscellaneous income of $349,000 is primarily due to a $150,000 decrease in HEC's share of HEP's equity investment and a $50,000 decrease in HEC's share of HEP's revenue from gas marketing activities which were discontinued in March 1993. The remaining decrease is comprised of numerous individually insignificant items.


   ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


   FINANCIAL STATEMENTS:                                                   Page

   Independent Auditors' Report                                               20

   Consolidated Balance Sheets at December 31, 1995 and 1994               21-22

   Consolidated Statements of Operations for the years
     ended December 31, 1995, 1994 and 1993                                   23

   Consolidated Statements of Cash Flows for the years
     ended December 31, 1995, 1994 and 1993                                   24

   Consolidated Statements of Stockholders' Equity for the
     years ended December 31, 1995, 1994 and 1993                             25

   Notes to Consolidated Financial Statements                              26-37

   SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION - (UNAUDITED)              38-41



                           INDEPENDENT AUDITORS' REPORT


   TO THE STOCKHOLDERS OF HALLWOOD ENERGY CORPORATION:

   We have audited the consolidated financial statements of Hallwood Energy Corporation as of December 31, 1995 and 1994 and for each of the three years in the period ended December 31, 1995, listed in the index at Item 8. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hallwood Energy Corporation at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.



   DELOITTE & TOUCHE LLP

   Denver, Colorado
   February 27, 1996





                            HALLWOOD ENERGY CORPORATION
                            CONSOLIDATED BALANCE SHEETS
                                  (In thousands)

                                                 December 31,

                                            1995            1994
    CURRENT ASSETS
    Cash and cash equivalents            $     10        $    668
    Accounts receivable:
     Affiliates                               372             526
     Trade                                     26               7
    Current assets of affiliate             2,236           1,760
                                          -------          ------
          Total                             2,644           2,961
                                          -------         -------

    PROPERTY, PLANT AND EQUIPMENT, at
    cost
    Oil and gas properties (full cost
    method):

    Proved mineral interests              113,159         111,951
    Unproved mineral interests -
    domestic                                   82              46
    Unproved mineral interests -
    foreign                                                   288
    Other property and equipment            3,758           3,745
                                          -------         -------
        Total                             116,999         116,030

    Less accumulated depreciation,
    depletion,  amortization and
    property impairment                  (107,160)       (105,461)
                                        ---------      ----------

    Net Property, Plant and Equipment       9,839          10,569
                                        ---------       ---------

    OTHER ASSETS
    Investment in common stock of
    parent (carried at market)              2,075           1,680
                                         --------        --------
    Investment in bonds of parent
    (at cost adjusted for
    amortization of discount)                               1,352
    Deferred tax asset                        500
    Noncurrent assets of affiliate          1,407           1,704
                                           ------         -------
          Total                             3,982           4,736
                                           ------         -------

    TOTAL ASSETS                         $ 16,465        $ 18,266
                                         ========        ========









                         (Continued on the following page)

                            HALLWOOD ENERGY CORPORATION
                            CONSOLIDATED BALANCE SHEETS
                           (In thousands except Shares)


                                                           December 31,
                                                     1995             1994
    CURRENT LIABILITIES
    Accounts payable and accrued
    liabilities                                    $    106        $    154
    Current portion of long-term debt                   300
    Current liabilities of affiliate                  2,857           2,879
                                                    -------          ------

          Total                                       3,263           3,033
                                                    -------         -------

    NONCURRENT LIABILITIES
    Long-term debt                                      825
    Long-term obligations of affiliate                5,366           3,917
                                                    -------         -------

          Total                                       6,191           3,917
                                                    -------          ------

          Total Liabilities                           9,454           6,950
                                                     ------         -------

    STOCKHOLDERS' EQUITY
    Series D convertible cumulative,
    redeemable preferred stock, $.01 par
    value; 65,000 shares authorized; 18,864
    shares issued as of 1994 with a
    liquidation preference of $1,154
    (cancelled during 1995)                                               1
    Series E convertible preferred stock; $.01
    stated value; 450,000 shares authorized;
    356,000 shares issued as of 1994 with a
    liquidation preference of $.01 per share                              4
    Common stock, $.50 par value; 80,000,000
    shares authorized; 1,198,121 and 842,121
    shares issued at 1995 and 1994,
    respectively                                        599             421
    Capital in excess of par value                   53,789          58,248
    Accumulated deficit                             (41,584)        (42,290)
    Unrealized loss on investment in common
    stock of parent                                  (1,002)           (896)
    Less cost of treasury stock of 405,995 and
    347,995 common shares at 1995 and 1994,
    respectively, and 7,500 Series D preferred
    shares at 1994                                   (4,791)         (4,172)
                                                    -------         -------

          Stockholders' Equity - net                  7,011          11,316
                                                    -------         -------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 16,465        $ 18,266
                                                   ========        ========



   <F1>

     The accompanying notes are an integral part of the financial statements.

                            HALLWOOD ENERGY CORPORATION
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                          (In thousands except per Share)


                                          For the Years Ended December 31,
                                          1995         1994        1993
    REVENUES:
      Oil revenue                      $ 2,228     $ 2,046      $ 1,950
      Gas revenue                        3,279       3,832        3,972
      Litigation settlement of
      affiliate                                                   1,050
      Acquisition fee                       11          23          111
      Interest                             114         237          185
                                        ------       -----       ------
                                         5,632       6,138        7,268
                                        ------      ------       ------

    EXPENSES:
      Production operating               1,443       1,555        1,394
      General and administrative         1,158       1,098        1,248
      Depreciation, depletion,
      amortization and impairment        2,153       1,959        1,944
      Interest                             493         363          442
      Litigation settlement of
      affiliate                             46         308
                                        ------      ------       ------
                                         5,293       5,283        5,028
                                        ------      ------       ------

    OTHER INCOME (EXPENSE):
      Impairment of investment in
      parent                                        (3,249)
      Miscellaneous income (expense)       (39)         15          364
                                         -----       -----        -----
                                           (39)     (3,234)         364
                                         -----     -------        -----

    INCOME (LOSS) BEFORE INCOME TAXES      300      (2,379)       2,604
                                         -----     -------      -------

    PROVISION (BENEFIT) FOR INCOME
    TAXES
      Current                               94         133           90
      Deferred                            (500)
                                         -----      ------        -----
                                          (406)        133           90
                                         -----       -----        -----

    NET INCOME (LOSS)                      706      (2,512)       2,514

    PREFERRED STOCK DIVIDENDS            1,175          73           88
                                       -------      ------        -----

    NET INCOME (LOSS) FOR COMMON
    STOCKHOLDERS                       $  (469)    $(2,585)     $ 2,426
                                       =======    ========     ========

    NET INCOME (LOSS) PER COMMON
    SHARE                                $ (1.00)    $ (3.32)     $  2.67
                                           ======       ======      ======

    NET INCOME (LOSS) PER COMMON
    SHARE (assuming full dilution)       $ (1.00)    $ (3.32)     $  2.42
                                           ======       ======      ======

    WEIGHTED AVERAGE COMMON SHARES         469         779          907
                                          ======       =====        =====
    1

     The accompanying notes are an integral part of the financial statements.

                            HALLWOOD ENERGY CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In thousands)


                                            For the Years Ended December 31,

                                              1995         1994         1993
    OPERATING ACTIVITIES:
    Net income (loss)                      $  706      $(2,512)     $ 2,514
    Adjustments to reconcile net income
    (loss) to net cash used in operating
    activities:
    Depreciation, depletion, amortization
     and impairment                         2,153        1,959        1,944
    Impairment of investment in parent                   3,249
    Undistributed earnings of affiliate    (2,917)      (3,106)      (4,748)
    Deferred tax benefit                     (500)
    Amortization of bond discount             (24)         (97)         (41)
                                            -----       ------        -----
      Cash used in operations before
      working capital changes                (582)        (507)        (331)

    Changes in operating assets and
    liabilities provided (used) cash:
    Accounts receivable - affiliates          154          232         (106)
    Accounts receivable - trade               (19)          (2)           5
    Prepaids and other assets                                            11
    Accounts payable and accrued
    liabilities                               (48)        (189)         215
                                            -----        -----        -----
    Net cash used in operating activities    (495)        (466)        (206)
                                           ------       ------       ------

    INVESTING ACTIVITIES:
    Proceeds from property sales                             4            7
    Additions to property                    (144)        (100)        (187)
    Distributions received from affiliate   2,886        2,904        2,539
    Purchase of common stock of parent       (501)
    Proceeds from sale of bonds of parent   1,376                       380
    Other investing activities                              (9)         (20)
                                           ------        -----        -----
    Net cash provided by investing
    activities                              3,617        2,799        2,719
                                           ------       ------      -------

    FINANCING ACTIVITIES;
    Proceeds from long-term debt            1,200
    Payments of long-term debt                (75)
    Dividends paid                         (2,673)      (2,793)        (118)
    Repurchase of common and preferred
     stock                                 (2,232)                   (1,692)
                                          -------    ---------      -------
    Net cash used in financing activities  (3,780)      (2,793)      (1,810)
                                          -------      -------      -------

    INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                              (658)        (460)         703

    CASH AND CASH EQUIVALENTS AT
    BEGINNING OF YEAR                         668        1,128          425
                                           ------      -------       ------

    CASH AND CASH EQUIVALENTS AT END OF
    YEAR                                  $    10      $   668      $ 1,128
                                          =======      =======      =======


<F1>
     The accompanying notes are an integral part of the financial statements.


                            HALLWOOD ENERGY CORPORATION
                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (In thousands)

                              Series D     Series E
                             Convertible  Convertible               Capital in
                              Preferred    Preferred     Common      Excess of
                                Stock        Stock        Stock      Par Value


    BALANCE,
    December 31, 1992           $  1                    $  599      $60,955

    Net income
    Preferred stock
    dividends                                                           (88)
    Purchase of treasury
    stock
    Unrealized loss on
    investment in common
    stock of parent

    BALANCE,
    December 31, 1993              1                       599       60,867

    Net loss
    Exchange of Series E
    preferred stock for
    common stock                           $    4         (178)         174
    Dividends                                                        (2,793)
    Unrealized loss on
    investment in common
    stock of parent

    BALANCE,
    December 31, 1994              1            4          421       58,248

    Net income
    Repurchase and
    cancellation of Series
    D Preferred stock             (1)                                (1,612)
    Repurchase of Common
    Stock
    Conversion of Series E
    Preferred Stock into
    Common Stock                               (4)         178         (174)
    Dividends                                                        (2,673)
    Unrealized loss on
    investment in common
    stock of parent

    BALANCE,
    December 31, 1995         $            $            $  599      $53,789


<F1>
   (Continued below)

                             Accumulated  Unrealized    Treasury
                               Deficit       Loss         Stock        Total

    BALANCE,
    December 31, 1992       $(42,292)     $  (449)    $ (2,480)     $16,334

    Net income                 2,514                                  2,514
    Preferred stock
    dividends                                                           (88)
    Purchase of treasury
    stock                                               (1,692)      (1,692)
    Unrealized loss on
    investment in common
    stock of parent                          (784)                     (784)

    BALANCE,
    December 31, 1993        (39,778)      (1,233)      (4,172)      16,284

    Net loss                  (2,512)                                (2,512)
    Exchange of Series E
    preferred stock for
    common stock
    Dividends                                                        (2,793)
    Unrealized loss on
    investment in common
    stock of parent                           337                       337

    BALANCE,
    December 31, 1994        (42,290)        (896)      (4,172)      11,316

    Net income                   706                                    706
    Repurchase and
    cancellation of Series
    D Preferred stock                                      570       (1,043)
    Repurchase of Common
    Stock                                               (1,189)      (1,189)
    Conversion of Series E
    Preferred Stock into
    Common Stock
    Dividends                                                        (2,673)
    Unrealized loss on
    investment in common
    stock of parent                          (106)                     (106)
    BALANCE,
    December 31, 1995       $(41,584)     $(1,002)     $(4,791)     $ 7,011


<F1>
     The accompanying notes are an integral part of the financial statements.

                           HALLWOOD ENERGY CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

   Hallwood Energy Corporation ("HEC" or the "Company") is a Texas corporation engaged in the development, production and sale of oil and gas. HEC is the general partner of Hallwood Energy Partners, L.P. ("HEP"), a publicly traded Delaware limited partnership. HEP commenced operations in August 1985 after completing an exchange offer in which HEP acquired oil and gas properties and operations from HEC, 24 oil and gas limited partnerships of which HEC was the general partner, and certain working interests from owners that had participated in wells with HEC and the limited partnerships. HEC now conducts substantially all of its operations through HEP. HEP's properties are primarily located in the Rocky Mountain, Mid-Continent, Texas and Gulf Coast regions of the United States. The activities of HEP are conducted by HEP Operating Partners, L.P. ("HEPO") and EDP Operating, Ltd. ("EDPO").

   HEC's wholly-owned subsidiary, Hallwood G.P., Inc., is the general partner of EDPO. Unless otherwise indicated, all references to HEC in connection with the ownership, exploration, development or production of oil and gas properties refer to HEC and its proportionate ownership of HEP. HEC's parent company, The Hallwood Group Incorporated ("Hallwood Group"), owns 80% of the common shares of HEC. (See Note 3).

   ACCOUNTING POLICIES:

   INVESTMENT IN HEP

   HEC's general partner interest in HEP entitles it to a share of net revenues derived from HEP's properties ranging from 2% to 25%, and HEC holds approximately 6.5% of HEP's limited partner Units. HEC accounts for its ownership of HEP using the proportionate consolidation method of accounting whereby HEC records its proportional share of each of HEP's revenues and expenses, current assets, current liabilities, noncurrent assets, long-term obligations and fixed assets. HEP owns approximately 40% of its affiliate, Hallwood Consolidated Resources Corporation ("HCRC"), which HEP accounts for under the equity method.

   DERIVATIVES

   HEP entered into financial contracts for hedging transactions of approximately 56%, 44% and 37% of its actual crude oil production during the years 1993, 1994 and 1995, respectively. The oil price received by HEP was $18.53, $17.93 and $17.31 per barrel in 1993, 1994 and 1995, respectively, for the barrels hedged. HEP also entered into hedging contracts of between 3% and 22% of its forecasted oil production during each of the years 1996 through 1999. The oil price for the volumes hedged is expected to range from $14.83 to $15.38 per barrel.

   HEP also hedged approximately 53%, 56% and 56% of its gas production during 1993, 1994 and 1995, respectively. The gas price received for the volumes hedged  was $1.69,  $1.88  and $2.04  per  mcf during  1993,  1994 and  1995, respectively. Additionally, HEP has entered into hedging contracts of between 17% and 47% of its forecasted gas production for each of the years 1996 through 1999. The price for the hedged gas production is expected to range from $2.01 to $2.10 per mcf.

   The purpose of the hedges is to provide protection against price drops and to provide a measure of stability in the volatile environment of oil and natural gas spot pricing. The amounts received or paid in settling these contracts is recognized as oil or gas revenue at the time the hedged volumes are sold.

   CASH AND CASH EQUIVALENTS

   All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.

   PROPERTY, PLANT AND EQUIPMENT

   HEC follows the full cost method of accounting, whereby all costs related to the acquisition of oil and gas properties are capitalized in a single cost center ("full cost pool") and are amortized over the productive life of the underlying proved reserves using the units of production method. Proceeds from property sales are generally credited to the full cost pool.

   Capitalized costs of oil and gas properties may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves plus the cost, or estimated fair market value, if lower, of unproved properties. Should capitalized costs exceed this ceiling, an impairment is recognized. The present value of estimated future net revenues is computed by applying year end prices of oil and gas to estimated future production of proved oil and gas reserves as of year end, less estimated future expenditures to be incurred in developing and producing the proved reserves and assuming continuation of existing economic conditions.

   HEC does not accrue costs for future site restoration, dismantlement and abandonment costs related to proved oil and gas properties because the Company estimates that such costs will be offset by the salvage value of the equipment sold upon abandonment of such properties. The Company's estimates are based upon its historical experience and upon review of current properties and restoration obligations.

   Unproved properties are withheld  from the amortization base until  such time
   as they are either  developed or abandoned.   These properties are  evaluated
   periodically.

   GAS BALANCING

   HEC uses the sales method to account for gas balancing. Under this method, it recognizes revenue on all of its sales of production, and any over production or under production is recovered at a future date.

   As of December 31, 1995, the imbalance net to HEC's interest is not material. Current imbalances can be made up with production from existing wells or from wells which will be drilled as offsets to current producing wells and the imbalance will not have a material effect on the Company's results of operations, liquidity and capital resources.

   SIGNIFICANT CUSTOMERS

   For the years ended December 31, 1995, 1994 and 1993 purchases by each of the following companies exceeded 10% of the total oil and gas revenues attributable to HEC's direct interests and its share of HEP. Although the Company sells the majority of its oil and gas production to a few purchasers, there are numerous other purchasers in the area, therefore, the loss of its significant customers would not adversely affect the Company's operations.

                                            1995      1994      1993

            Conoco Inc.                      30%       23%       21%
            Koch Oil Company                                     11%
            Marathon Petroleum Company       14%       12%       10%

   ENVIRONMENTAL CONCERNS

   HEC is taking actions necessary in its operations to conform with applicable federal, state and local environmental regulations. As of December 31, 1995, HEC has not been fined or cited for any environmental violations which would have a material adverse effect upon capital expenditures, earnings or the competitive position of HEC in the oil and gas industry.

   DIVIDENDS

   HEC paid a dividend of $1.00 per share of common stock and Series E Preferred Stock on March 3, 1995. On August 15, 1995, HEC paid a dividend of $1.50 per share of common stock and Series E Preferred Stock. On November 15, 1995, HEC paid a dividend of $.80 per share of common stock and Series E Preferred Stock.

   HEC paid a dividend of $1.70 per share of common stock on March 4, 1994. HEC paid a dividend of $1.50 per share of common stock on August 15, 1994.

   RECLASSIFICATIONS

   Certain reclassifications have been made to prior years' amounts to conform to the classifications used in the current year.

   USE OF ESTIMATES

   The preparation of the financial statements for the Company in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

   CASH FLOW STATEMENT

   Cash paid for interest was $106,000 in 1995. There was no cash paid for interest in 1994 or 1993.


   NOTE 2 - OIL AND GAS PROPERTIES

   The following table summarizes certain cost information related to HEC's direct interests and its share of HEP's oil and gas activities:

                                        For the Years Ended December 31,
                                         1995         1994         1993
                                                 (In thousands)


        Property acquisition costs -   $  191       $  637       $1,103
        proved
        Property acquisition costs -       56          257          176
        unproved
        Development costs                 979          599          585
        Exploration costs                 166          273          169
                                         ----        -----         ----
          Total                        $1,392       $1,766       $2,033
                                         ====        =====         ====

   Depreciation, depletion, amortization and impairment per equivalent barrel of production for 1995, 1994 and 1993 was $5.00, $4.35 and $4.38, respectively.

   At December 31, unproved domestic properties consist of the following:

                                              1995       1994
                                               (In thousands)

                   South Louisiana          $ 10        $ 40
                   Texas                      27
                   Other                      45           6
                                              ---         ---
                                            $ 82        $ 46
                                              ===         ===

   At December 31, 1994, unproved foreign properties of $288,000 consisted of HEC's share of HEP's investment in Indonesia which was abandoned during the first quarter of 1995.

   During 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). SFAS 121 provides the standards for accounting for the impairment of various long-lived assets. The Company is required to adopted SFAS 121 no later than 1996. HEC uses the full cost method of accounting for its oil and gas properties, which requires an impairment to be recorded when total capitalized costs exceed the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves. Therefore, the adoption of SFAS 121 is not expected to have a material effect on the financial position or results of operations of HEC.


   NOTE 3 - RELATED PARTY TRANSACTIONS

   The Hallwood Group Incorporated ("Hallwood Group"), a public company traded on the New York Stock Exchange, owns 80% of the outstanding common shares of HEC. Hallwood Group is a diversified holding company with interests in oil and gas, specialty restaurants, real estate, textile products and hotels.

   From 1990 through 1995, HEC acquired 267,709 shares (adjusted for Hallwood Group's 1-for-4 reverse split) or approximately 17% of the outstanding shares of Hallwood Group, on the open market. Because HEC has the ability and the intent to hold the stock of Hallwood Group indefinitely, HEC has recorded it as a long-term investment and has classified it as an available-for-sale security. As of June 30, 1994, it was determined that Hallwood Group stock had experienced an other than temporary decline in fair value. Therefore, HEC's investment in Hallwood Group was written down from its original cost to a new cost basis based on its market value at June 30, 1994 of $11.50 per share. The resultant loss of $3,249,000 was recorded as an impairment of investment in parent in the accompanying financial statements for 1994.

   During 1991 and 1992 HEC acquired $2,439,000 principal amount of Hallwood Group's 13.5% Subordinated Debentures due July 31, 2009, which it subsequently exchanged for 7% Collateralized Subordinated Debentures due July 31, 2000. On March 29, 1995, Hallwood Group repurchased the 7% Collateralized Subordinated Debentures for $1,376,000 plus accrued interest through the purchase date. The debentures were repurchased for an amount approximately equal to their carrying value.


   NOTE 4 - DEBT

   During the second quarter of 1995, the Company entered into a credit agreement with a bank that has committed to loan the Company up to $1,500,000. As of December 31, 1995, the Company has outstanding borrowings of $1,125,000 against the credit line. Borrowings against the credit line bear interest at the bank's prime rate plus 2% (10.5% at December 31, 1995). Interest is payable monthly, and quarterly principal payments of $75,000 commenced December 1, 1995. The credit line is secured by the HEP units owned by the Company. The credit agreement limits aggregate dividends paid by the Company to $3.50 per share each fiscal year.

   At December 31, 1995, HEC's five year debt maturity schedule is as follows:

                                1996           $  300,000
                                1997              300,000
                                1998              300,000
                                1999              225,000
                                                ---------
                                                1,125,000

                      Less current maturities
                        of long-term debt        (300,000)
                                                ---------
                      Long-term debt at
                        December 31, 1995      $  825,000

   During 1995, HEP amended its Amended and Restated Credit Agreement ("Credit Agreement") and an Amended and Restated Note Purchase Agreement ("Note Purchase Agreement") (collectively referred to as the "Credit Facilities"). HEP has a borrowing base of $42,000,000 under the Credit Facilities, and amounts outstanding at December 31, 1995 of $24,700,000 under the Credit Agreement and $12,857,000 under the Note Purchase Agreement. HEP's borrowing base is also reduced by an outstanding contract settlement debt of $2,771,000 and capital lease obligations of $87,000; therefore, its unused borrowing base totalled $1,585,000 at February 27, 1996.

   The Credit Facilities are secured by a first lien on approximately 80% in value of HEP's oil and gas properties. Additionally, aggregate distributions paid by HEP in any 12 month period are limited to 50% of cash flow from operations before working capital changes plus distributions received from affiliates.

   HEP's five year debt maturities are as follows:   $87,000 in 1996, $9,721,000
   in 1997, $11,532,000 in  1998, $7,246,000 in 1999, and $7,246,000 in 2000 and
   $1,812,000 thereafter.


   NOTE 5 - PRINCIPAL ACQUISITIONS AND SALES

   HEC had no significant direct acquisitions or sales other than the Hallwood Group stock and Subordinated Debenture transactions described in Note 3. HEP's significant activities are as follows:

   1995

   During 1995, HEP had no individually significant property acquisitions or sales.



   1994

   During the second quarter of 1994, HEP and HCRC formed a limited partnership with a third party for the purpose of producing natural gas qualified for the
   Section 29 tax credit under the Internal Revenue Code. A limited liability company owned by HEP and HCRC is the general partner of the partnership.
   HEP and HCRC sold a term working interest in certain wells in San Juan County, New Mexico to the limited partnership, in return for which HEP and HCRC received a cash payment totaling $3,400,000 when the sale was closed. HEP and HCRC will receive 97% of the cash flow from production from the wells sold through the year 2002, and 80% of the cash flow thereafter. HEP and HCRC will also receive quarterly cash incentive payments equal to 34% of the
   Section 29 tax credit generated from the production from the wells. HEP and HCRC will share in all proceeds 55% and 45%, respectively. HEP recorded its $1,870,000 share of the cash payment received as a credit to oil and gas properties in its 1995 financial statements.

   1993

   During September and October 1993, HEP completed the following transactions which resulted in the acquisition of interests in the following properties (the purchase amounts are net to HEP): 130 wells in twelve counties in central Kansas for $1,200,000, of which $367,000 was paid in cash and $833,000 was paid in the form of 96,607 HEP Class A Units; six wells in Comanche County, Kansas for $750,000; nine wells in Russell County, Kansas for $600,000; three wells in San Juan County, New Mexico for $425,000; and nine wells in Toole County, Montana for $350,000. Additionally, HEP acquired 50% of the stock of Sunburst Exploration, Inc. ("Sunburst") for $1,700,000 by issuing 197,103 HEP Class A Units. Sunburst owns interests in 130 wells in Toole County, Montana, 45 of which are operated by Sunburst.

   These acquisitions were effective as of various dates from August 1 through October 29, 1993 and added an estimated 464,000 barrels of oil and 5 billion cubic feet of gas to HEP's reserves at December 31, 1993.

   Effective March 31, 1993, HEP sold its interest in Nycotex and its West Virginia properties which included natural gas reserves estimated at approximately 3.4 billion cubic feet of gas. HEP's share of these proceeds after adjustments was approximately $1,600,000.


   NOTE 6 - INVESTMENT IN AFFILIATE

   HEC accounts for its combined general and limited partner interest in HEP (approximately 12%) using the proportionate consolidation method of accounting. The following presents summarized financial information for HEP at December 31, 1995, 1994 and 1993:

                                    1995           1994           1993
                                              (In thousands)

         Current assets         $ 16,715       $ 14,670       $ 33,535
         Noncurrent assets       106,649        121,611        138,089
         Current liabilities      20,914         24,834         26,515
         Noncurrent               41,836         29,721         43,187
         liabilities
         Minority interest         3,042          2,923          3,346
         Gross oil and gas        41,010         41,496         42,893
         revenue
         Net income (loss)        (9,031)       (10,093)        13,064

   NOTE 7 - CAPITAL STOCK AND NET INCOME PER SHARE

   SERIES E PREFERRED STOCK

   On October 19, 1994, HEC exchanged 356,000 shares of newly authorized Series E preferred stock for 356,000 shares of its outstanding common stock held by Hallwood Group. On December 31, 1995, the Series E preferred stock was converted into common stock. The Series E preferred stock was not entitled to vote for the election of directors, except as required by law, but it was entitled to vote with the common stock on all other matters. The Series E preferred stock was entitled to one vote per share. In addition, the Series E preferred stock was entitled to dividends, when and as declared, at the same rate as the common stock, and it had a liquidation preference of $.01 per share. The Series E preferred stock received $1,175,000 in dividends during 1995.

   The purpose of the initial exchange was to reduce Hallwood Group's ownership of the Company's common stock below 50% to permit HEC to vote its 14% interest in Hallwood Group, which it was unable to do under Delaware law when Hallwood Group owned greater than 50% of the Company's common stock. Hallwood Group exercised its right to convert the Series E preferred shares to common stock on December 31, 1995 to enable it to consolidate HEC into its federal income tax returns beginning in 1996. The conversion increased Hallwood Group's ownership of common stock to 80%. As a result of the increased ownership, HEC will once again be prohibited, under Delaware law from voting its 14% interest in Hallwood Group.

   Per share information is based on the weighted average number of common shares and common share equivalents outstanding in each period. Series D preferred stock dividends of $73,000 and $88,000 were declared in 1994 and 1993, respectively, reducing net income per common share in those years. The Series E preferred stock dividends reduced net income per common share in 1995. The weighted average number of common shares outstanding was 469,000, 779,000 and 907,000 in 1995, 1994 and 1993, respectively.

   Net income per common share (assuming full dilution) for 1995, 1994 and 1993 was determined assuming that the Series D preferred stock was converted into common stock on January 1, 1993 and the Series E on January 1, 1994. Net income was adjusted for the preferred stock dividends declared during the year. The effect of the conversion of the Series E and D preferred stock into common shares was antidilutive during the years ended December 31, 1995 and 1994. For the year ended December 31, 1993, the Series D preferred stock was dilutive. The weighted average number of common shares outstanding (assuming full dilution) was 1,037,481 in 1993.

   TREASURY STOCK

   During the first quarter of 1995, HEC repurchased 1,500 shares of its Series D Preferred Stock for $90.88 per share. During April 1995, in two separate transactions, HEC repurchased the remaining 9,864 shares of its Series D Preferred Stock at $91.80 per share. These shares were retired during 1995.

   In July 1995, HEC purchased 58,000 shares of its common stock from an individual in a privately negotiated transaction for a total cost of $1,189,000.


   NOTE 8 - EMPLOYEE INCENTIVE PLANS

   INCENTIVE CASH BONUS PLAN

   HEC's 1980 Incentive Cash Bonus Plan provides for the payment of cash bonuses to selected employees. The amounts of such bonuses will be prescribed by the Board of Directors of HEC at its sole discretion. No payments under this plan were made in 1995, 1994 or 1993.

   UNIT OPTION PLAN

   On January 31, 1995, the Board of Directors of HEC approved the adoption of a Unit option plan to be used for the motivation and retention of directors and employees performing services for HEP. The plan authorized the issuance of 425,000 options to purchase HEP Class A Units. Grants of the total options authorized were made on January 31, 1995, vesting one-third at that time, one-third on January 31, 1996 and one-third on January 31, 1997. In addition, the plan provides that vesting of the options may be accelerated under certain conditions. The exercise price of the options is $5.75, which was the closing price of the Class A Units on January 30, 1995.

   During 1995 the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). SFAS 123 requires entities to use the fair value method to either account for, or disclose, stock based compensation in their financial statements. The Company is required to adopt SFAS 123 no later than 1996. Because the
   Company intends to elect only the disclosure provisions of SFAS 123, the adoption of SFAS 123 is not expected to have a material effect on the financial position or results of operations of HEC.


   NOTE 9 - COMMITMENTS AND CONTINGENCIES

   HPI, an affiliate of HEC, leases office space in Denver, Colorado containing approximately 41,000 square feet, for approximately $600,000 per year. These lease payments are included in the allocation of general and administrative expenses to HEC and other affiliated entities. HEC is the guarantor of an office lease of an affiliate of Hallwood Group, in Dallas, Texas covering approximately 17,000 square feet. The lease payments on this property total approximately $170,000 per year from June 1, 1994 through May 31, 1999, of which approximately $11,000 per year is allocated to HEC. The affiliate of Hallwood Group has entered into an agreement to indemnify HEC for any loss suffered by HEC because of the guaranty.


   NOTE 10 - INCOME TAXES

   At December 31, 1995, HEC has a statutory depletion carryforward of approximately $5,900,000, which may be used to offset future taxable income without expiration limitation. At December 31, 1995, HEC has available an investment tax credit carryforward of approximately $800,000, which will expire between 1996 and 2000 and is reduced annually, as mandated by tax law, and $2,700,000 of capital loss carryforward expiring in 1996. At December 31, 1995, HEC has net operating loss ("NOL") carryforwards of approximately $108,000,000, which expire between 1996 and 2006. A subsidiary of HEC also has approximately $1,000,000 of NOL carryforwards expiring in 2005.

   The following is a summary of the income tax provision (benefit):

                                    For the Years Ended December 31,
                                       1995         1994        1993
                                               (In thousands

           State                     $   88      $  100       $   72
           Federal - current              6          33           18
           Deferred tax benefit        (500)
                                        ---       -----        ---


                                     $ (406)     $  133       $   90
                                        ===         ===          ===


   Reconciliations of the expected tax at the statutory tax rate to the effective tax are as follows:

                                              For the Years Ended
                                                December 31,
                    Description          1995       1994      1993
                                               (In thousands)

              Expected tax (benefit)
              at the statutory rate   $  102     $ (808)   $  885
              Increase (decrease) in
              deferred tax asset
              valuation allowance net
              of NOL carryforward       (572)       875      (843)
              State taxes net of
              federal benefit             58         66        48
              Effect of use of AMT         6
                                        ------     -----      -----

                Effective tax         $ (406)    $  133    $   90
                                      ========   =======   ========

   The following is a schedule of the types and amounts of existing temporary differences and NOL carryforwards, at the statutory tax rate of 34%, tax credits and the valuation allowance at December 31, 1995 and 1994:

                                                     1995
                                              Deferred Income Tax
                                            Assets         Liabilities
                                                (In thousands)

    NOL carryforward                       $ 36,739         $
    Statutory depletion carryforward
                                              1,991
    Investment tax credit
    carryforward                                800
    AMT credit carryforward                     227
    Capital loss carryforward                   945
    Basis difference - investment in
    partnership and property                  1,744
                                             -------
        Deferred tax assets                  42,446


    Less:   Deferred tax liabilities
          Valuation allowance (a)           (41,946)
                                           ---------        ----------
          Deferred tax asset              $     500         $      -
                                          ==========        ==========

   (Continued below)

                                                     1994
                                              Deferred Income Tax
                                            Assets         Liabilities
                                                (In thousands)

    NOL carryforward                       $ 37,047         $
    Statutory depletion carryforward          1,991
    Investment tax credit
    carryforward                                800
    AMT credit carryforward                     221
    Capital loss carryforward                   909
    Basis difference - investment in
    partnership and property                  1,550
                                             -------

        Deferred tax assets                  42,518

    Less:   Deferred tax liabilities
          Valuation allowance (a)           (42,518)
                                          ----------       ----------
          Deferred tax asset              $       -        $       -
                                          ==========       ===========

<F1>
     (a) The net change in the valuation allowance during 1995 was $572,000, $875,000 and $843,000 during 1995, 1994 and 1993, respectively.


   NOTE 11 - LITIGATION SETTLEMENTS OF AFFILIATE

   In 1994, the Minerals Management Services ("MMS") of the Bureau of Land Management notified HEP that the MMS had preliminarily determined that the MMS was owed royalty payments on take-or-pay settlements involving federal oil and gas leases. In the fourth quarter of 1995, HEP and the MMS reached an agreement in principle that HEP would pay $321,000 in settlement of all claims. HEP anticipates that the settlement amount will be paid in the first quarter of 1996. HEC's share of HEP's settlement was recorded as litigation settlements of affiliate in the 1995 financial statements.

   In September 1995, the court order approving the settlement in the class action lawsuit styled In re. Hallwood Energy Partners, L.P. Securities Litigation became final. As part of the settlement, on September 28, 1995, HEP paid $2,870,000 in cash (which was recorded as an expense in the December 31, 1994 financial statements as the estimated cost associated with the litigation) and issued 1,158,696 HEP Class A Units with a market value of $5,330,000 to a nominee of the class. HCRC subsequently exercised an option to purchase these Units from the nominee for $5,330,000 in cash. Other defendants contributed an additional $900,000 in cash to the settlement. The net proceeds of the settlement will be distributed to a class consisting of former owners of limited partner interests in Energy Development Partner, Ltd. ("EDP") who exchanged their units in that entity for Units of HEP pursuant to the merger of EDP and HEP on May 9, 1990 (the "Transaction").

   Upon issuance, these Class A Units were treated, for financial statement purposes only, as additional Class A Units issued in connection with the Transaction, which was accounted for as a reorganization of entities under common control, in a manner similar to a pooling of interest, and have been reflected as outstanding Class A Units since May 9, 1990, the date of the Transaction. As a result, the number of HEP's Units outstanding and the net income (loss) per Class A Unit and Class B Unit have been retroactively restated for all periods subsequent to the Transaction.

   On June 24, 1993, HEP settled two lawsuits and all related claims with Louisiana Intrastate Gas Corporation ("LIG"). The lawsuits against LIG involved the prices paid for natural gas production under a long-term gas contract. The settlement terminates the contract with LIG and resolves all issues and claims relating to the gas purchase contract for the Northeast Montegut Field located in Terrebonne Parish, Louisiana. The proceeds from the settlement after payment of royalties and related legal costs are reflected in HEP's earnings during the year ended December 31, 1993 and were used to pay down debt and for working capital purposes.

   In January 1994, Hallwood Oil paid $525,000 to the former shareholders of the general partner of a predecessor entity to settle a claim for payment of Hallwood Oil's $800,000 guaranty of the promissory note of a former affiliate. The promissory note was made in 1985 when EDP was formed. This payment was accrued as litigation settlement expense as of December 31, 1993.

   In February 1994, HEP and the other parties to the lawsuit styled SAS Exploration, Inc. v. Hall Financial Group, Inc. et al. settled the lawsuit. The plaintiffs alleged that certain leases in the A.L. Boudreaux #1 and A.M. Duhon #1 wells expired and terminated at the end of their primary lease terms as a result of production being from Bol Mex 4 Sand rather than the A.B. Sand. In the settlement, the plaintiffs and the defendants cross-conveyed interests in certain leases to one another and HEP paid the defendants $388,000. The cash paid by HEP was paid from the revenues attributable to the disputed leases that were escrowed beginning in February 1990. The cash paid by HEP was included in litigation settlement expense in the December 31, 1993 financial statements. The interest conveyance resulted in a decrease in HEP's consolidated reserves as of December 31, 1993 totalling 698,000 mcf of gas, 15,000 bbls of oil and $1,317,000 in discounted future net revenues. This reduction has been included in the revisions line in the Supplemental Oil and Gas Reserve Information for the year ended December 31, 1993.


   NOTE 12 - LEGAL PROCEEDINGS

   In June 1993, 14 lawsuits were filed against HEP in the 15th Judicial District Court, Lafayette Parish, Louisiana, Docket Nos. 93-2332-F through 93-2345-F, styled Lamson Petroleum Corporation v. Hallwood Petroleum, Inc. et al. The plaintiffs in the lawsuits claim that they have valid leases covering streets and roads in the units of the A. L. Boudreaux #1 well, G. S. Boudreaux #1 well, Paul Castille #1 well, Mary Guilbeau #1 well, Evangeline Shrine Club #1 well and Duhon #1 well and are entitled to a portion of the production for the wells dating from February 1990. The plaintiffs are claiming between .4% and 2.3% of HEP's interest in the wells. HEP has not recognized revenue attributable to the contested leases since January 1993. These revenues, totaling $303,000 at December 31, 1995, have been placed in escrow pending resolution of the lawsuits. At this time, HEP believes that the difference between the escrowed amount and the amount of any liability that may result upon resolution of this matter will not be material.

   In June 1995, an additional lawsuit was filed against HEP in the 15th Judicial District Court, Lafayette Parish, Louisiana, Docket No. 95-2601 3B, styled Lamson Petroleum Corporation v. Hallwood Petroleum, Inc. et al. The plaintiffs in the lawsuit claim that they have additional valid leases covering streets and roads in the units of the A. L. Boudreaux #1 well, G. S. Boudreaux #1 well, Paul Castille #1 well, Mary Guilbeau #1 well and Duhon #1 well and are entitled to a portion of the production from the wells. HEP has not yet determined the amount of its interest in the properties which is at issue. At this time, HEP believes that the difference between the amount already in escrow as a result of the litigation described in the preceding paragraph and the amount of any liability that may result upon resolution of this matter and the matter described in the preceding paragraph will not be material.

   The Company is involved in other legal proceedings and claims which have arisen in the ordinary course of its business and have not been finally adjudicated. The Company believes that its liability, if any, as a result of such proceedings and claims will not materially affect its financial condition or operations.


   NOTE 13 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

   The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                                               December 31, 1995

                                           Carrying     Estimated
                                            Amount        Fair
                                                          Value

                                               (in thousands)

                 Assets:
                 Investment in common
                 stock of parent         $ 2,075      $ 2,075
                 Liabilities:
                   Current portion of        300          300
                   long-term debt

                   Long-term debt            825          825

   The long-term debt is carried in the accompanying balance sheet at an amount which is a reasonable estimate of its fair value as it is revolving debt at floating rate.

   The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1995. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.


                            HALLWOOD ENERGY CORPORATION
                   SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION
                                 DECEMBER 31, 1995
                                    (Unaudited)


   The following reserve quantities and future net cash flow information for HEC represents proved reserves which are located in the United States. The reserve estimates presented have been prepared by in-house petroleum engineers and the majority of these reserves have been reviewed by independent petroleum engineers. The determination of oil and gas reserves is based on estimates which are highly complex and interpretive. The estimates are subject to continuing change as additional information becomes available.

   The standardized measure of discounted future net cash flows provides a comparison of HEC's proved oil and gas reserves from year to year. No consideration has been given to future income taxes since HEC's tax basis and net operating loss carryforwards exceed future net cash flows. Under the guidelines set forth by the Securities and Exchange Commission, the calculation is performed using year end prices. At December 31, 1995, oil and gas prices averaged $18.00 per bbl of oil and $2.10 per mcf of gas for HEC, including its interest in HEP. Future production costs are based on year-end costs and include severance taxes. This standardized measure is not necessarily representative of the market value of HEC's properties.

   As of December 31, 1994, HEC no longer includes its share of internal overhead charges attributable to wells operated by Hallwood Petroleum, Inc. in lease operating expense for reserve calculation purposes. These overhead costs are now included in general and administrative expenses in HEC's financial statements. This change resulted in an upward revision of HEC's reserves during 1994 of 65,000 barrels of oil, 796,000 mcf of gas and $895,000 of discounted future net cash flows. This change was implemented to conform HEC's reserve calculation methodology to what management believes is a more accurate representation of reserves and is the most common practice of HEC's industry peers.

   HEC's standardized measure of discounted future net cash flows has been decreased by $39,000 at December 31, 1995 for its share of the effect of HEP's hedge contracts. This amount represents the difference between year end oil and gas prices and the hedge contract prices multiplied by the quantities subject to contract, discounted at 10%.

                            HALLWOOD ENERGY CORPORATION
                                RESERVE QUANTITIES
                                  (In thousands)
                                    (Unaudited)

                                                      Gas       Oil
                                                      Mcf      Bbls
              PROVED RESERVES:
              Balance, December 31, 1992         17,373       938
              Extensions and discoveries            774        66
              Revisions of previous estimates (a)(1,993)     (205)
              Sales of reserves in place           (460)      (37)
              Purchases of reserves in place        737        70

              Production                         (2,005)     (110)
                                                 --------    -----

              Balance, December 31, 1993         14,426       722

              Extensions and discoveries            636       104
              Revisions of previous estimates      (412)      105
              Sales of reserves in place            (96)       (9)
              Purchases of reserves in place         74        14
              Production                         (1,932)     (128)
                                                 ---------   -----

              Balance, December 31, 1994         12,696       808

              Extensions and discoveries            728       267
              Revisions of previous estimates        (6)       52
              Sales of reserves in place            (13)       (6)
              Purchases of reserves in place         40         3
              Production                         (1,808)     (130)
                                                 -------     -----

              Balance, December 31, 1995         11,637       994
                                                 =======     =====

              PROVED DEVELOPED RESERVES:
              Balance, December 31, 1993         12,779       666
                                                 ======      =====
              Balance, December 31, 1994         12,061       752
                                                 ======      =====
              Balance, December 31, 1995         11,009       914
                                                 ======      =====

<F1>
   (a)   The majority of these  revisions relate  to the  G. S.  Boudreaux
         Estate #1 well which, throughout 1993, produced an increasing amount of water, resulting in higher operating costs and less consistent production rates.

                            HALLWOOD ENERGY CORPORATION
             STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
                                  (In thousands)
                                    (Unaudited)
                                                   December 31,

                                           1995       1994       1993

           Future cash flows         $  43,000   $ 37,000   $ 44,000

           Future production and
           development costs           (15,000)   (13,000)   (13,000)
           Future net cash flows
           before discount              28,000     24,000     31,000

           10% discount to present
           value                        (9,000)    (7,000)   (10,000)
                                       ---------   -------   --------
           Standardized measure of
           discounted future net cash
           flows                      $ 19,000   $ 17,000   $ 21,000
                                      ========   ========   ========

                            HALLWOOD ENERGY CORPORATION
      CHANGES IN THE STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
                                  (In thousands)
                                    (Unaudited)



                                         For the Years Ended December 31,


                                          1995        1994         1993
         Standardized measure of
         discounted future net cash
         flows at beginning of year  $ 17,000     $ 21,000     $25,000

         Sales of oil and gas
         produced, net of production
         costs                         (4,064)      (4,323)     (4,528)
         Net changes in prices and
         production costs               2,424       (3,757)      1,150

         Extensions, discoveries and
         other additions, net of
         future production costs        2,550        1,239       1,361

         Changes in estimated future
         development costs             (1,037)        (575)       (643)
         Development costs incurred       979          599         585

         Revisions of previous
         quantity estimates (a)           335          214      (3,750)
         Purchases of reserves in
         place                             63          155       1,346

         Sale of reserves in place        (54)        (148)       (793)

         Accretion of discount          1,700        2,100       2,500
         Changes in production rates
         and other                       (896)         496      (1,228)
                                        -------       -----     -------
         Standardized measure of
         discounted future net cash
         flows at end of year         $19,000      $17,000     $21,000
                                      =======      ========    ========
<F1>
     (a)   The majority  of these revisions  in 1993  relate to the G.  S.
           Boudreaux Estate  #1 well  which, throughout  1993, produced an increasing amount of water, resulting in higher operating costs and less consistent production rates.


   ITEM   9  -  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND  FINANCIAL
   DISCLOSURES
     None.


                                     PART III


   ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item will be included in the definitive proxy statement of HEC relating to HEC's 1996 Annual Meeting of Shareholders, to be filed with the SEC pursuant to Regulation 14A, which information is incorporated herein by reference.


   ITEM 11 - EXECUTIVE COMPENSATION

     The information required by this item will be included in the definitive proxy statement of HEC relating to HEC's 1996 Annual Meeting of Shareholders, to be filed with the SEC pursuant to Regulation 14A, which information is incorporated herein by reference.


   ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item will be included in the definitive proxy statement of HEC relating to HEC's 1996 Annual Meeting of Shareholders, to be filed with the SEC pursuant to Regulation 14A, which information is incorporated herein by reference.


   ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item will be included in the definitive proxy statement of HEC relating to HEC's 1996 Annual Meeting of Shareholders, to be filed with the SEC pursuant to Regulation 14A, which information is incorporated herein by reference.


                                      PART IV


   ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)   Financial Statements and Financial Statement Schedules.

         See Index at Item 8.

     (b)   Reports on Form 8-K.

         HEC filed no current reports on Form 8-K during the last quarter of the period covered by this report.

     (c)   Exhibits.

   (1)   3.1 -   Articles of  Incorporation of  HEC, as  amended through October
                 26, 1990.  (Exhibit 3.1)

   (3)   3.2 -   Bylaws of the Company.

   (2)   4.2 -   Statement of  Resolution establishing and designating  Series D
                 Preferred Stock of the Company.  (Exhibit 10.2)

   (4)   4.3 -   Statement of Resolution establishing  and designating Series  E preferred stock of the Company.

   (5) 10.20 -   Loan Agreement with NBD Bank dated May 19, 1995.

     *10.21 - Financial Consulting Agreement between the Hallwood Group Incorporated and Hallwood Petroleum, Inc. dated June 30, 1994.

     *10.22 - Compensation Agreement between Hallwood Petroleum, Inc. and Anthony J. Gumbiner dated August 1, 1994

     *10.23 - Domestic Incentive Plan between the Partnership and Hallwood Petroleum, Inc. dated January 14, 1993

     *10.24 -    1995 Unit Option Plan of the Partnership

     *10.25 -    Unit Option Plan Loan Program of the Partnership

      21    -    Subsidiaries of Registrant.



   (1) Portions incorporated by reference to the exhibit shown in parentheses filed with Saxon Oil Company's Current Report on Form 8-K, dated December 27, 1984, and portions filed with the Annual Report on Form 10-K for the fiscal year ended December 31, 1990.

   (2) Incorporated by reference to the exhibit shown in parentheses filed with Saxon Oil Company's Current Report on Form 8-K, dated January 28, 1987.

   (3) Filed with Annual Report on Form 10-K for fiscal year ended December 31, 1992 and incorporated herein by this reference.

   (4) Filed with Annual Report on Form 10-K for fiscal year ended December 31, 1994 and incorporated herein by this reference.

   (5) Filed with Quarterly Report on Form 10-Q for quarterly year ended June 30, 1995 and incorporated herein by this reference.

     *   Designates management contracts or compensating plans or arrangements.



   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    HALLWOOD ENERGY CORPORATION


    Date:  February 29, 1996        By:/s/William L. Guzzetti
                                       William L. Guzzetti
                                       President and Director

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Signature                Capacity               Date





    /s/Anthony J. Gumbiner     Chairman of the         February 29, 1996
    Anthony J. Gumbiner        Board and Director
                               (Chief Executive
                               Officer)



    /s/Brian M. Troup          Director                February 29, 1996
    Brian M. Troup



    /s/Hans-Peter Holinger     Director                February 29, 1996
    Hans-Peter Holinger




    /s/Rex A. Sebastian        Director                February 29, 1996
    Rex A. Sebastian



    /s/Robert S. Pfeiffer      Principal Accounting    February 29, 1996
    Robert S. Pfeiffer         Officer