Form 10-Q
period 1996-03-31
HALLWOOD ENERGY CORP
filed 1996-05-10
CIK 319019

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

MARK ONE
   X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

             TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 0-9579


                           HALLWOOD ENERGY CORPORATION
             (Exact name of registrant as specified in its charter)



              TEXAS                         75-1319083
 (State or other jurisdiction            (I.R.S. Employer
 of incorporation or                  Identification Number)
 organization)
 4582 SOUTH ULSTER STREET
 PARKWAY, SUITE 1700
 DENVER, COLORADO                             80237
 (Address of principal                      (Zip Code)
 executive offices)

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

Shares of Common Stock outstanding at May 10, 1996                792,126 shares










                           HALLWOOD ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                          (In thousands except Shares)



                                      March 31,     December 31,
                                        1996            1995

 CURRENT ASSETS
 Cash and cash equivalents           $    276       $     10
 Accounts receivable:
   Affiliates                             654            372
   Trade                                   34             26
 Current assets of affiliate            2,560          2,236
                                       -------        -------
 Total                                  3,524          2,644
                                       -------        -------


 PROPERTY, PLANT AND EQUIPMENT, at
 cost
 Oil and gas properties (full cost
 method):
 Proved mineral interests             113,096        113,159
 Unproved mineral interests -
   domestic                                95             82
 Other property and equipment           3,762          3,758
                                       -------        -------
 Total                                116,953        116,999

 Less accumulated depreciation,
 depletion, amortization and
 property impairment                 (107,609)      (107,160)
                                       -------        -------

 Net Property, Plant and Equipment      9,344          9,839
                                       -------        -------

 OTHER ASSETS
 Investment in common stock of
 parent (carried at market)             3,648          2,075
 Deferred tax asset                       437            500
 Noncurrent assets of affiliate         1,455          1,407
                                       -------        -------
 Total                                  5,540          3,982
                                       -------        -------

 TOTAL ASSETS                        $ 18,408       $ 16,465
                                       =======        =======




                           HALLWOOD ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                          (In thousands except Shares)


                                           March 31,       December 31,
                                             1996             1995

        CURRENT LIABILITIES
        Accounts payable and accrued
        liabilities                          $    161       $    106
        Current portion of long-term debt         300            300
        Current liabilities of affiliate        1,883          2,857
                                              -------        -------

        Total                                   2,344          3,263
                                              -------        -------

        NONCURRENT LIABILITIES
        Long-term debt                            750            825
        Long-term obligations of
        affiliate                               6,156          5,366
                                              -------        -------

        Total                                   6,906          6,191
                                              -------        -------


        Total Liabilities                       9,250          9,454
                                              -------        -------

        STOCKHOLDERS' EQUITY
        Series D convertible cumulative,
        redeemable preferred stock, $.01
        par value; 65,000 shares
        authorized; 18,864 shares issued
        with a liquidation preference of
        $1,154 (cancelled during 1995)

        Series E convertible preferred
        stock; $.01 par value; 450,000
        shares authorized; 356,000 shares
        issued with a liquidation
        preference of $.01 per share
        (converted to common stock during
        1995)

        Common stock, $.50 par value;
        80,000,000 shares authorized;
        1,198,121 shares issued                   599            599

        Capital in excess of par value         53,789         53,789
        Accumulated deficit                   (41,010)       (41,584)
        Unrealized gain (loss) on
        investment in common stock of
        parent                                    571         (1,002)
        Less cost of treasury stock of
        405,995 common shares                  (4,791)        (4,791)
                                               -------        -------

        Stockholders' Equity - net              9,158          7,011
                                               -------        -------

        TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                 $ 18,408       $ 16,465
                                              =======        =======

                           HALLWOOD ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands except per Share data)

                                      For the Three Months
                                         Ended March 31,
                                      1996           1995

 REVENUES:
 Oil revenue                          $   672        $   518
 Gas revenue                            1,182            780
                                        ------         ------
                                        1,854          1,298
                                        ------         ------

 EXPENSES:
 Production operating expense             382            339
 General and administrative               247            252
 Depreciation, depletion and
 amortization                             449            398
 Impairment of oil and gas
 properties                                              464
 Interest                                 141             71
                                        ------         ------
                                        1,219          1,524
                                        ------         ------

 OTHER INCOME                              28             66
                                        ------         ------

 INCOME (LOSS) BEFORE INCOME TAXES        663           (160)

 PROVISION FOR INCOME TAXES:
 Current                                   26
 Deferred                                  63
                                        ------        -------
                                           89
                                        ------        -------

 NET INCOME (LOSS)                        574           (160)

 PREFERRED STOCK DIVIDENDS                               372
                                        ------         ------

 NET INCOME (LOSS) FOR COMMON
 STOCKHOLDERS                         $   574        $  (532)
                                        ======         ======

 NET INCOME (LOSS) PER COMMON
 SHARE                                $   .72        $ (1.08)
                                        ======         ======

 WEIGHTED AVERAGE COMMON SHARES           792            494
                                        ======         ======

                           HALLWOOD ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                        For the Three Months
                                            Ended March 31,
                                        1996           1995

 OPERATING ACTIVITIES:
 Net income (loss)                    $   574        $  (160)
 Adjustments to reconcile net
 income (loss) to net cash used in
 operating activities:
 Depreciation, depletion,
 amortization and property
 impairment                               449            862
 Equity in earnings of affiliate       (1,222)          (706)
 Amortization of bond discount                           (24)
 Deferred income tax expense               63
                                        ------       --------
 Cash used in operations before
 working capital changes                 (136)           (28)

 Changes in operating assets and
 liabilities provided (used) cash
 net of noncash activity:

 Receivables from affiliates             (301)        (1,553)
 Receivables - trade                       (8)
 Accounts payable and accrued
 liabilities                               55            (12)
                                       -------        -------
 Net cash used in operating
 activities                              (390)        (1,593)
                                        ------         ------

 INVESTING ACTIVITIES:
 Additions to property                    (17)           (17)
 Distributions received from
 affiliate                                748            788
 Sale of bonds                                         1,385
 Other investing activities                               (2)
                                       -------        -------
 Net cash provided by investing
 activities                               731          2,154
                                        ------         ------

 FINANCING ACTIVITIES:
 Payments on long-term debt               (75)
 Dividends paid                                         (865)
 Repurchase of preferred shares                         (136)
                                      --------         ------
 Net cash used in financing
 activities                               (75)        (1,001)
                                        ------         ------

 INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                         266           (440)

 CASH AND CASH EQUIVALENTS:

 BEGINNING OF PERIOD                       10            668
                                        ------         ------

 END OF PERIOD                        $   276        $   228
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

HEC's wholly-owned subsidiary, Hallwood G. P., Inc., is the general partner of EDPO. Unless otherwise indicated, all references to HEC in connection with the ownership, exploration, development or production of oil and gas properties refer to HEC and its proportionate ownership of HEP. As of March 31, 1996, HEC's parent company, The Hallwood Group Incorporated ("Hallwood Group"), owns 80% of the outstanding common shares of HEC.

The interim financial data are unaudited; however, in the opinion of management, the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. These financial statements should be read in conjunction with the financial statements and accompanying footnotes included in HEC's December 31, 1995 Annual Report on Form 10-K.

ACCOUNTING POLICIES

INVESTMENT IN HEP

HEC's general partner interest in HEP entitles it to a share of net revenues derived from HEP's properties ranging from 2% to 25%, and HEC holds approximately 6.5% of HEP's limited partner Units. HEC accounts for its ownership of HEP using the proportionate consolidation method of accounting whereby HEC records its proportionate share of each of HEP's revenues and expenses, current assets, current liabilities, noncurrent assets, long-term obligations and fixed assets. HEP owns approximately 44% of its affiliate, Hallwood Consolidated Resources Corporation ("HCRC"), which HEP accounts for under the equity method.

INVESTMENT IN PARENT

Hallwood Group, a public company traded on the New York Stock Exchange, owns 80% of the outstanding common shares of HEC. Hallwood Group is a diversified holding company with interests in oil and gas, specialty restaurants, real estate, textile products and hotels.

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


NOTE 2 - DEBT

During the second quarter of 1995, the Company entered into a credit agreement with a bank that has committed to loan the Company up to $1,500,000. As of March 31, 1996, the Company has $1,050,000 outstanding against the credit line. Borrowings against the credit line bear interest at the bank's prime rate plus 2% (10.25% at March 31, 1996). Interest is payable monthly, and principal payments of $75,000 are due quarterly. The credit line is secured by the HEP Units owned by the Company. The credit agreement limits aggregate dividends paid by the Company to $3.50 per share each fiscal year.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

FINANCING

During the second quarter of 1995, the Company entered into a credit agreement with a bank that has committed to loan the Company up to $1,500,000. As of March 31, 1996, the Company has $1,050,000 outstanding against the credit line. Borrowings against the credit line bear interest at the bank's prime rate plus 2% (10.25% at March 31, 1996). Interest is payable monthly, and principal payments of $75,000 are due quarterly. The credit line is secured by the HEP Units owned by the Company. The credit agreement limits aggregate dividends paid by the Company to $3.50 per share each fiscal year.

Included in the accompanying balance sheet at March 31, 1996 are long-term obligations of affiliate of $6,156,000 which represents HEC's pro rata share of the long-term obligations of HEP and Hallwood Spraberry Drilling Company, L.L.C. ("HSD"). The long-term obligations of HEP consist primarily of $24,700,000 borrowed under a line of credit and $12,857,000 borrowed under a note purchase agreement. HEP's borrowings are secured by a first lien on approximately 80% in value of HEP's oil and gas properties. Effective April 1, 1996, HEC paid off its proportional share of the bank debt of HSD of $176,000, and the ownership of HSD's properties was transferred directly to HEC, HEP and HCRC.

DEVELOPMENT PROJECTS AND ACQUISITIONS

In the first quarter of 1996, HEC has participated in drilling five wells in Winkler County, Texas through its interest in the Saxon Drilling Venture. Total net cost to HEC is approximately $18,000. Effective April 1, 1996, HEC repaid its share of the loan provided to HSD by an outside third party for costs incurred to acquire and drill leases on the Rocker "b" Ranch in 1995. The net cost to HEC was approximately $176,000, and HEC now has a direct ownership in the Rocker "b" Ranch properties of approximately 2%.

HEC  had   no  other  material  property  acquisitions,  sales,  exploration  or
development  activity during  the first  quarter of  1996.   A summary  of HEP's
significant property transactions follows.

Through March 31, 1996, HEP has incurred approximately $2,098,000 directly and $189,000 indirectly through its investment in HSD for exploration, development and acquisition costs toward the 1996 capital budget of $11,500,000. The direct expenditures were comprised of approximately $1,785,000 for domestic exploration and development expenditures and approximately $313,000 for property acquisitions and land. The indirect expenditures were comprised of drilling costs. A description of significant exploration and development projects to date in 1996 follows.

HEP has incurred approximately $189,000 in the first quarter, net to HEP's interest, for four recompletions and one drilled well in the Rocker "b" Ranch in Reagan County, Texas. This activity has increased HEP's share of production by 90 equivalent barrels of oil per day. Effective April 1, 1996, HEP paid off its share of HSD's third party loan through additional borrowings on its bank credit agreement and assumed direct ownership of its share of HSD's properties. There are still 10 undrilled locations which were recorded as proved reserves at December 31, 1995 which HEP plans to drill at some date in the future. During the first quarter, HEP also acquired interests in five additional producing leases on the Rocker "b" Ranch for a total of $93,000. HEP plans to recomplete at least seven wells from this acquisition by year end. The results of the first two recompletions, which are in progress, appear favorable.

HEP has had continued success in the West Texas Kermit area in 1996, drilling or participating in the drilling of six successful wells in the first quarter for approximately $400,000. These new wells are capable of producing approximately 800 gross equivalent barrels of oil per day but are currently limited to approximately 350 gross equivalent barrels of oil per day due to limitations on production imposed by state laws and regulations. HEP's interest in these wells averages 35%. HEP is committed to drilling at least seven more wells in the second quarter and has plans for several more recompletions in the second half of 1996.

HEP also continues to participate in a nonoperated development program in the Southeastern New Mexico area which began in late 1994, with two more successful wells being drilled for a net cost of approximately $69,000. HEP has a 5% interest in these wells which are currently producing at a gross rate of 750 equivalent barrels of oil per day. HEP is committed to further participation in this program and currently plans to drill at least one well in the second quarter. HEP has also performed three successful recompletions on wells it operates in the Catclaw Draw area for a cost of approximately $90,000.

Under a farmout agreement completed in 1995, HEP is participating in several multiple lateral, horizontal wells in the Giddings Austin Chalk play in Lee County, Texas. Two successful wells have been drilled thus far, and a third well is currently being drilled. HEP's interests in the area range from 3% to 4%, with gross average initial production rates of 750 barrels of oil per day on the first two wells. HEP's cost for both wells was approximately $20,000.

HEP has also participated in the drilling of two nonoperated wells in Williams County, North Dakota in the latter part of 1995 and the first quarter of 1996, one of which was dry and the other only marginally successful, for a total cost of approximately $200,000. HEP also drilled an exploratory dry hole in Richland County, Montana at a cost of $120,000. HEP in evaluating an Interlake Formation development well drilled in April.

In the San Juan Basin of New Mexico, HEP successfully recompleted a well in the first quarter of 1996 for approximately $90,000. Current production on this well is approximately 1,200 mcf of gas per day which equals the initial production rates experienced when the well was drilled in 1990. Rates prior to this workover were approximately 400 mcf of gas per day. HEP owns approximately 55% of this well.

HEP acquired three dimensional (3-D) seismic data in several different areas in the latter part of 1995 and early 1996. Expenditures thus far in 1996 total approximately $300,000, and HEP plans to purchase an additional $200,000 of seismic data in the second quarter of 1996. Drilling of resulting prospects will commence in the second quarter of 1996.

HEP  is  also  actively  evaluating  acquisitions  in  strategic  areas.    Such
acquisitions would be financed using the capital budget, supplemented by external financing when appropriate.

PROPERTY SALES

During the first quarter of 1996, HEP received approximately $1,300,000 for the sale of its interests in the Hoople Field in Crosby County, Texas. HEP also received another $88,000 in early April for the sale of various nonstrategic properties at auction. HEP continues to evaluate unsolicited offers on various properties it owns.

HEP DISTRIBUTIONS

HEP declared a limited partner distribution of $.13 per Class A Unit and $.25 per Class C Unit and a general partner distribution of $652,000 for the first quarter of 1996, payable on May 15, 1996. The total of the distributions receivable by HEC is $748,000, which has been accrued in receivables from affiliates at March 31, 1996.

RESULTS OF OPERATIONS

The following  table is presented to  contrast HEC's average oil  and gas prices
and  production.   Significant fluctuations  are discussed  in the  accompanying narrative.

                               OIL AND GAS PRICES AND PRODUCTION
                                (In thousands except for price)
                               For the Three Months Ended March 31,

                                   1996                      1995

                              Oil          Gas         Oil          Gas
                             (bbl)        (mcf)       (bbl)        (mcf)
        Average price       $17.68        $2.54      $17.27        $1.76

        Production              38          465          30          443

QUARTER ENDED MARCH 31, 1996 COMPARED TO QUARTER ENDED MARCH 31, 1995

OIL REVENUE

Oil revenue increased $154,000 during the first quarter of 1996 as compared with the first quarter of 1995. This increase is comprised of an increase in oil production from 30,000 barrels in 1995 to 38,000 barrels in 1996 combined with an increase in oil prices from $17.27 per barrel in 1995 to $17.68 per barrel in 1996. The increase in oil production is due to increased production from developmental and exploratory drilling projects in Montana, Wyoming and West Texas partially offset by normal production declines.

GAS REVENUE

Gas revenue increased $402,000 during the first quarter of 1996 as compared with the first quarter of 1995 primarily as a result of an increase in average gas prices from $1.76 per mcf in 1995 to $2.54 in 1996 combined with an increase in production from 443,000 mcf in 1995 to 465,000 mcf in 1996. The increase in gas production is primarily due to increased production from developmental and exploratory drilling projects in Montana, Wyoming and West Texas partially offset by normal production declines.

PRODUCTION OPERATING EXPENSE

Production operating expense increased $43,000 during the first quarter of 1996 as compared with the first quarter of 1995. The increase is primarily due to increased production taxes during the first quarter of 1996 due to a 43% increase in oil and gas revenue.

GENERAL AND ADMINISTRATIVE EXPENSE

General  and   administrative  expense   includes  costs  incurred   for  direct
administrative services such as legal and audit fees, as well as allocated internal overhead incurred by Hallwood Petroleum, Inc. ("HPI"), an affiliate of HEC, which manages and operates certain oil and gas properties on behalf of HEC, HEP and their affiliates. These costs decreased $5,000 during the first quarter of 1996 as compared to the first quarter of 1995, primarily due to a decrease in allocated internal overhead.

DEPRECIATION, DEPLETION AND AMORTIZATION

Depreciation, depletion and amortization expense increased $51,000 during the first quarter of 1996 as compared with the first quarter of 1995. The increase is primarily due to a higher depletion rate in 1996 as a result of a 12% increase in production.

IMPAIRMENT OF OIL AND GAS PROPERTIES

Impairment of oil and gas properties represents HEC's pro rata share of the write-off of HEP's Indonesian operations.

INTEREST EXPENSE

Interest expense increased $70,000 during the first quarter of 1996 as compared with the first quarter of 1995 as a result of HEC's borrowings under its line of credit during the first quarter of 1996.

OTHER INCOME

Other income consists primarily of HEC's direct interest income, as well as HEC's share of HEP's interest income, facilities income from two gathering systems in New Mexico, pipeline revenue, equity in income/(loss) of affiliate and miscellaneous income or expense. The decrease of $38,000 during the first quarter of 1996 as compared with the first quarter of 1995 is primarily due to a decrease in HEC's direct interest income due to a lower average cash balance during 1996. The remaining increase is comprised of numerous other items, none of which are individually significant.


PART II -    OTHER INFORMATION


ITEM 1  -    LEGAL PROCEEDINGS

             Reference is made to Item 8 - Note 12 of Form 10-K for the year ended December 31, 1995.


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


                            HALLWOOD ENERGY CORPORATION


 Date: May 10, 1996         By:   /s/Robert S. Pfeiffer
                                  Robert S. Pfeiffer,
                                  Vice President
                                  (Chief Financial Officer)