Form 10-Q
period 1996-06-30
HALLWOOD ENERGY CORP
filed 1996-08-13
CIK 319019

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

MARK ONE
   X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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

Shares of Common Stock outstanding at August 9, 1996              777,126 shares





PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                           HALLWOOD ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                          (In thousands except Shares)


                                                    June 30,     December 31,
                                                      1996          1995

 CURRENT ASSETS
 Cash and cash equivalents                        $    440       $     10
 Accounts receivable:
 Affiliates                                            461            372
 Trade                                                  63             26
 Current assets of affiliate                         2,816          2,236
                                                   -------        -------
 Total                                               3,780          2,644
                                                   -------        -------

 PROPERTY, PLANT AND EQUIPMENT, at cost
 Oil and gas properties (full cost method):
 Proved mineral interests                          112,832        113,159
 Unproved mineral interests - domestic                 127             82
 Other property and equipment                        3,774          3,758
                                                   -------        -------
 Total                                             116,733        116,999

 Less accumulated depreciation, depletion,
 amortization and property impairment             (107,976)      (107,160)
                                                   -------        -------

 Net Property, Plant and Equipment                   8,757          9,839
                                                   -------        -------

 OTHER ASSETS
 Investment in common stock of parent
 (carried at market)                                 3,681          2,075
 Deferred tax asset                                    342            500
 Noncurrent assets of affiliate                      1,549          1,407
                                                   -------        -------
 Total                                               5,572          3,982
                                                   -------        -------

 TOTAL ASSETS                                     $ 18,109       $ 16,465
                                                   =======        =======

                           HALLWOOD ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                          (In thousands except Shares)


                                                  June 30,        December 31,
                                                   1996              1995


  CURRENT LIABILITIES
  Accounts payable and accrued liabilities          $    150       $    106
  Current portion of long-term debt                      300            300
  Current liabilities of affiliate                     2,013          2,857
                                                     -------        -------


  Total                                                2,463          3,263
                                                     -------        -------

  NONCURRENT LIABILITIES
  Long-term debt                                         675            825
  Long-term liabilities of affiliate                   5,312          5,366
                                                     -------        -------

  Total                                                5,987          6,191
                                                     -------        -------

  Total Liabilities                                    8,450          9,454
                                                     -------        -------

  STOCKHOLDERS' EQUITY
  Series D convertible cumulative, redeemable
  preferred stock, $.01 par value; 65,000 shares
  authorized; 18,864 shares issued with a
  liquidation preference of $1,154 (canceled
  during 1995)
  Series E convertible preferred stock; $.01 par
  value; 450,000 shares authorized; 356,000
  shares issued with a liquidation preference of
  $.01 per share (converted to common stock
  during 1995)
  Common stock, $.50 par value; 80,000,000
  shares authorized; 1,198,121 shares issued             599            599
  Capital in excess of par value                      53,789         53,789
  Accumulated deficit                                (40,384)       (41,584)
  Unrealized gain (loss) on investment in common
  stock of parent                                        604         (1,002)
  Less cost of treasury stock of 420,995 and
  405,995 common shares at 1996 and 1995,
  respectively                                        (4,949)        (4,791)
                                                     -------        -------

  Stockholders' Equity - net                           9,659          7,011
                                                     -------        -------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 18,109       $ 16,465
                                                     =======        =======



                           HALLWOOD ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands except per Share data)

                                                   For the Three Months
                                                      Ended June 30,
                                                   1996           1995

 REVENUES:
 Oil revenue                                       $    673       $    519
 Gas revenue                                          1,057            710
                                                    -------        -------
                                                      1,730          1,229
                                                    -------        -------

 EXPENSES:
 Production operating expense                           350            303
 General and administrative                             187            248
 Depreciation, depletion and amortization               367            443
 Interest                                               113            133
                                                    -------        -------

                                                      1,017          1,127
                                                    -------        -------

 OTHER INCOME (EXPENSE):                                 36            (55)
                                                    -------        -------

 INCOME BEFORE INCOME TAXES                             749             47

 PROVISION FOR INCOME TAXES:
 Current                                                 28             92
 Deferred                                                95
                                                    -------        -------
                                                        123             92
                                                    -------        -------

 NET INCOME (LOSS)                                 $    626       $    (45)
                                                    =======        =======

 NET INCOME (LOSS) PER COMMON SHARE                $    .80       $   (.09)
                                                    =======        =======

 WEIGHTED AVERAGE COMMON SHARES                         785            494
                                                    =======        =======


                           HALLWOOD ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands except per Share data)

                                                    For the Six Months
                                                      Ended June 30,
                                                   1996           1995

 REVENUES:
 Oil revenue                                       $  1,345       $  1,037
 Gas revenue                                          2,239          1,490
                                                    -------        -------
                                                      3,584          2,527
                                                    -------        -------

 EXPENSES:
 Production operating expense                           732            642
 General and administrative                             434            500
 Depreciation, depletion and amortization               816            841
 Impairment of oil and gas properties                                  464
 Interest                                               254            204
                                                    -------        -------
                                                      2,236          2,651
                                                    -------        -------

 OTHER INCOME                                            64             10
                                                    -------        -------


 INCOME (LOSS) BEFORE INCOME TAXES                    1,412           (114)

 PROVISION FOR INCOME TAXES:
 Current                                                 54             92
 Deferred                                               158
                                                    -------        -------
                                                        212             92
                                                    -------        -------

 NET INCOME (LOSS)                                    1,200           (206)

 PREFERRED STOCK DIVIDENDS                                             356
                                                    -------        -------

 NET INCOME (LOSS) FOR COMMON STOCKHOLDERS         $  1,200       $   (562)
                                                    =======        =======

 NET INCOME (LOSS) PER COMMON SHARE                $   1.52       $  (1.14)
                                                    =======        =======

 WEIGHTED AVERAGE COMMON SHARES                         789            494
                                                    =======        =======

                           HALLWOOD ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                      For the Six Months
                                                        Ended June 30,
                                                       1996          1995

 OPERATING ACTIVITIES:
 Net income (loss)                                  $  1,200       $   (206)
 Adjustments to reconcile net income (loss) to
 net cash used in operating activities:
 Depreciation, depletion, amortization and
 property impairment                                     816          1,305
 Equity in earnings of affiliate                      (2,397)        (1,325)
 Amortization of bond discount                                          (24)
 Deferred income tax expense                             158
                                                     -------        -------

 Cash used in operations before working
 capital changes                                        (223)          (250)

 Changes in operating assets and liabilities
 provided(used) cash net of noncash activity:
 Receivables from affiliates                            (145)
 Receivables - trade                                     (37)
 Accounts payable and accrued liabilities                 44            (52)
                                                     -------        -------
 Net cash used in operating activities                  (361)          (302)
                                                      -------        -------

 INVESTING ACTIVITIES:
 Additions to property                                   (16)           (19)
 Property development costs                              (85)
 Distributions received from affiliate                 1,355          1,554
 Refinance of Spraberry investment                      (155)
 Sale of bonds                                                        1,376
 Purchase of common stock of parent                                    (314)
                                                     -------        -------
 Net cash provided by investing activities             1,099          2,597
                                                     -------        -------

 FINANCING ACTIVITIES:
 Payments on long-term debt                             (150)
 Proceeds from long-term debt                                           950
 Dividends paid                                                        (849)
 Repurchase of  shares                                  (158)        (1,042)
                                                      -------        -------
 Net cash used in financing activities                  (308)          (941)
                                                      -------        -------

 INCREASE IN CASH AND CASH EQUIVALENTS                   430          1,354

 CASH AND CASH EQUIVALENTS:

 BEGINNING OF PERIOD                                      10            668
                                                     -------        -------

 END OF PERIOD                                      $    440       $  2,022
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

HEC's wholly-owned subsidiary, Hallwood G. P., Inc., is the general partner of EDPO. Unless otherwise indicated, all references to HEC in connection with the ownership, exploration, development or production of oil and gas properties refer to HEC and its proportionate ownership of HEP. As of June 30, 1996, HEC's parent company, The Hallwood Group Incorporated ("Hallwood Group"), owns approximately 82% of the outstanding common shares of HEC.

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

ACCOUNTING POLICIES

INVESTMENT IN HEP

HEC's general partner interest in HEP entitles it to a share of net revenues derived from HEP's properties ranging from 2% to 25%, and HEC holds approximately 6.5% of HEP's limited partner Units. HEC accounts for its ownership of HEP using the proportionate consolidation method of accounting whereby HEC records its proportionate share of each of HEP's revenues and expenses, current assets, current liabilities, noncurrent assets, long-term obligations and fixed assets. HEP owns approximately 46% of its affiliate, Hallwood Consolidated Resources Corporation ("HCRC"), which HEP accounts for under the equity method.

INVESTMENT IN PARENT

Hallwood Group, a public company traded on the New York Stock Exchange, owns approximately 82% of the outstanding common shares of HEC. Hallwood Group is a diversified holding company with interests in oil and gas, specialty restaurants, real estate, textile products and hotels.

From 1990 through 1995, HEC acquired 267,709 shares (adjusted for Hallwood Group's 1-for-4 reverse split) or approximately 17% of the outstanding shares of Hallwood Group, on the open market. Because HEC has the ability and the intent to hold the stock of Hallwood Group indefinitely, HEC has recorded it as a long-term investment and has classified it as an available-for-sale security.

During 1991 and 1992, HEC acquired $2,439,000 principal amount of Hallwood Group's 13.5% Subordinated Debentures due July 31, 2009, which it subsequently exchanged for 7% Collateralized Subordinated Debentures due July 31, 2000. On March 29, 1995, Hallwood Group repurchased the 7% Collateralized Subordinated Debentures for $1,376,000 plus accrued interest through the purchase date. The debentures were repurchased for an amount approximately equal to their carrying value.


NOTE 2 - DEBT

During the second quarter of 1995, the Company entered into a credit agreement with a bank that has committed to loan the Company up to $1,500,000. As of June 30, 1996, the Company has $975,000 outstanding against the credit line. Borrowings against the credit line bear interest at the bank's prime rate plus 2% (10.25% at June 30, 1996). Interest is payable monthly, and principal payments of $75,000 are due quarterly. The credit line is secured by the Class A HEP Units owned by the Company. The credit agreement limits aggregate dividends paid by the Company to $3.50 per share each fiscal year.


NOTE 3 - REPURCHASE OF COMMON STOCK

In May 1996, HEC purchased 15,000 shares of its common stock from an individual in a privately negotiated transaction for $10.50 per share.


NOTE 4 - LEGAL PROCEEDINGS

In June 1996, HEP and the other parties to the lawsuits styled Lamson Petroleum Corporation v. Hallwood Petroleum, Inc. et al. settled the lawsuits. The plaintiffs in the lawsuits claimed they had valid leases covering streets and roads in the units of the A. L. Boudreaux #1 well, G. S. Boudreaux #1 well, Paul Castille #1 well, Evangeline Shrine Club #1 well and Duhon #1 well, which represented approximately .4% to 2.3% of HEP s interest in these properties, and they were entitled to a portion of the production from the wells dating from February 1990. In the settlement, HEP and the plaintiffs agreed to cross-convey interests in certain leases to one another, and HEP agreed to pay the plaintiffs $728,000. HEP has not recognized revenue attributable to the contested leases since January 1993. These revenues plus accrued interest, totaling $506,000, had been placed in escrow pending the resolution of the lawsuits. HEC s pro rata share of the excess of the cash paid over the escrowed amounts, is included in other income (expense) in the accompanying financial statements. The cross-conveyance of the interests in the leases will result in a decrease in HEP s reserves of $374,000 in future net revenues, discounted at 10%.


NOTE 5 - SUBSEQUENT EVENT

On July 1, 1996, HEP and HCRC completed a transaction involving the sale by Fuel Resources Development Co., a wholly owned subsidiary of Public Service Company of Colorado, and other interest owners of their interests in 38 coal bed methane wells located in La Plata County, Colorado and Rio Arriba County, New Mexico. Thirty-four of the wells, estimated to have reserves of 53 BCF, were assigned to 44 Canyon LLC ( 44 Canyon ), a special purpose entity owned by a large east coast financial institution. The wells qualify for tax credits under Section 29
of the Internal Revenue Code.   Hallwood Petroleum, Inc. ( HPI ) will manage and
operate the properties on behalf of 44 Canyon. The $27.8 million purchase price was funded by 44 Canyon through the sale of a volumetric production payment to an affiliate of Enron Capital & Trade Resources Corp., a subsidiary of Enron Corp., the sale of a subordinated production payment and certain other property interests for $3.45 million to an affiliate of HEP and HCRC, La Plata Associates, LLC ( LPA ) and additional cash contributed by the owners of 44 Canyon. LPA is owned equally by HEP and HCRC. As a result of the transaction, HEP expects to add 9.8 BCF of gas to its reserve base, which represents approximately 52% of its estimated 1996 production.

HEC will receive a 4% economic interest in HEP s interest in LPA in satisfaction of the acquisition fee payable to HEC. The assignment of this interest will result in the addition of approximately 400,000 mcf of gas to HEC s direct reserve base.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

FINANCING

During the second quarter of 1995, the Company entered into a credit agreement with a bank that has committed to loan the Company up to $1,500,000. As of June 30, 1996, the Company has $975,000 outstanding against the credit line. Borrowings against the credit line bear interest at the bank's prime rate plus 2% (10.25% at June 30, 1996). Interest is payable monthly, and principal payments of $75,000 are due quarterly. The credit line is secured by the HEP Class A Units owned by the Company. The credit agreement limits aggregate dividends paid by the Company to $3.50 per share each fiscal year.

Included in the accompanying balance sheet at June 30, 1996 are long-term obligations of affiliate of $5,312,000 which represents HEC's pro rata share of the long-term obligations of HEP. The long-term obligations of HEP consist primarily of $30,700,000 borrowed under a line of credit and $8,571,000 borrowed under a note purchase agreement. HEP's borrowings are secured by a first lien on approximately 80% in value of HEP's oil and gas properties.

DEVELOPMENT PROJECTS AND ACQUISITIONS

In the first six months of 1996, HEC through its interest in the Saxon Drilling Venture, participated in drilling nine wells in Winkler County, Texas. Total net cost to HEC is approximately $62,000. Effective April 1, 1996, HEC repaid its share of the loan provided to Hallwood Spraberry Drilling Company, L.L.C.
( HSD ) by an outside third party. The net cost to HEC was approximately $176,000, and HEC now has direct ownership of an interest of approximately 2% in the Rocker "b" Ranch properties.

In the second quarter of 1996, HEC repurchased 15,000 shares of its common stock from an individual in a privately negotiated transaction for $10.50 per share.

HEC had no other material property acquisitions, sales, exploration or development activity during the first six months of 1996. A summary of HEP's significant property transactions follows.

Through June 30, 1996, HEP incurred approximately $4,758,000 for exploration, development and acquisition costs and approximately $441,000 for the purchase of shares of Hallwood Consolidated Resources Corporation ( HCRC ) toward the 1996 capital budget of $11,500,000. The expenditures were comprised of approximately $4,142,000 for domestic exploration and development expenditures and approximately $616,000 for property acquisitions. A description of significant exploration and development projects to date in 1996 follows.

HEP continues to devote capital resources to the West Texas Kermit area in 1996. HEP drilled or participated in the drilling of nine wells, eight of which were successful, and participated in one unsuccessful recompletion in the first six months of 1996, for a total cost of approximately $760,000. The new wells in this area are capable of producing approximately 750 gross equivalent barrels of oil per day but are currently limited to approximately 500 gross equivalent barrels of oil per day due to limitations on production imposed by state laws and regulations. HEP's interest in these wells averages 23%. HEP is committed to drilling at least three more wells in this area in the third quarter and has plans to drill or recomplete up to ten additional wells by year end.

During the second quarter of 1996, HEP purchased 12,965 shares of HCRC for $34 per share. The shares were originally purchased by HCRC in connection with an odd lot repurchase offer and then were resold to HEP at the price paid by HCRC for such shares.

HEP acquired three dimensional (3-D) seismic data covering 106 square miles on the Cowden Ranch in Crane County, Texas. The prospect will be operated by a major oil company, and HEP has a 12.5% working interest. HEP s share of costs to date is $425,000. Seismic interpretation is in process, and two exploratory wells are expected to be drilled in 1996.

HEP acquired 3-D seismic data and related acreage in the Merkel prospect area which covers 87 square miles in Jones, Taylor and Nolan Counties, Texas.
Expenditures in the first six months of 1996 totaled $200,000.   Thus far, HEP
has participated in drilling five wells on developed prospects for a total cost of $135,000, including one well drilled in late 1995. Two of the wells are awaiting completion, two are on production with average initial rates of 60 barrels of oil per day, and one well was unsuccessful. HEP s interest in the wells is 10%. Fourteen more prospects have been identified on 13 square miles of data, and seismic interpretation has begun on the remaining 74 square miles of data.

HEP also participated in the drilling of two nonoperated wells in Williams County, North Dakota in the latter part of 1995 and the first quarter of 1996, one of which was dry and the other only marginally successful, for a total cost of approximately $200,000. HEP also drilled an exploratory dry hole in Richland County, Montana, at a cost of $120,000. HEP is currently completing an Interlake Formation development well, drilled in the second quarter at a cost of approximately $425,000

HEP incurred approximately $189,000 in the first quarter, net to HEP's interest, for four recompletions and one drilled well in the Rocker "b" Ranch in Reagan County, Texas. This activity has increased HEP's share of production by 90 equivalent barrels of oil per day. During the first quarter, HEP also acquired interests in five additional producing leases on the Rocker "b" Ranch for a total of $93,000. Effective April 1, 1996, HEP repaid its share of the debt of Hallwood Spraberry Drilling Company, L.L.C. ( HSD ) through additional borrowings under its bank credit agreement and assumed direct ownership of its
share of HSD s properties.   In the second quarter of 1996, HEP recompleted
three wells, two of which were successful, and began drilling another well in July. HEP has plans to recomplete at least five more wells before year end and will consider other work, if the capital is available.

Under a farmout agreement completed in 1995, HEP participates in several multiple lateral, horizontal wells in the Giddings Austin Chalk play in Lee County, Texas. Two successful wells and one unsuccessful well have been drilled thus far. HEP's interests in the area range from 3% to 4%. Gross average initial production rates were 750 barrels of oil per day on the first two wells. HEP's cost for all three wells was approximately $25,000.

In the San Juan Basin area, HEP, through an affiliate, acquired interests in 34 coal bed methane wells located in La Plata County, Colorado for $1,300,000.
HEP s interest in the wells is expected to add 9.8 BCF of gas to its reserve base, which represents approximately 52% of its estimated 1996 production. The acquisition was completed on July 1, 1996. In the same transaction, HEP also directly acquired interests in four non-producing wells in Rio Arriba County, New Mexico.

In the first quarter of 1996, HEP successfully recompleted a well in New Mexico for approximately $90,000. Production on this well averaged 1,600 mcf of gas per day which exceeds the initial production rates experienced when the well was drilled in 1990. Rates prior to this workover were approximately 400 mcf of gas per day. HEP owns approximately 55% of this well. HEP began drilling another Fruitland Coal development well in late July and anticipates completion of the well in August.

HEP is also actively evaluating acquisitions in strategic areas. Such acquisitions would be financed using the capital budget, supplemented by external financing when appropriate.

PROPERTY SALES

During the first quarter of 1996, HEP received approximately $1,300,000 for the sale of its interests in the Hoople Field in Crosby County, Texas. HEP also received another $88,000 in early April for the sale of various nonstrategic properties at auction. In June 1996, HEP completed the sale of its interests in the Bethany Longstreet area of Louisiana (approximately 575,000 equivalent barrels of oil, measured using December 31, 1995 pricing) for approximately $3,800,000.

HEP DISTRIBUTIONS

HEP declared a limited partner distribution of $.13 per Class A Unit and $.25 per Class C Unit and a general partner distribution of $548,000 for the second quarter of 1996, payable on August 15, 1996. The total of the distributions receivable by HEC is $626,000, which has been accrued in receivables from affiliates at June 30, 1996.

RESULTS OF OPERATIONS

The following table is presented to contrast HEC's average oil and gas prices and production. Significant fluctuations are discussed in the accompanying narrative.

                                         OIL AND GAS PRICES AND PRODUCTION
                                          (In thousands except for price)

                                           For the Three Months
                                               Ended June 30,
                                    1996                           1995

                            Oil             Gas             Oil            Gas
                           (bbl)           (mcf)           (bbl)          (mcf)

       Average
        price             $20.27          $ 2.28          $16.22         $ 1.62

      Production              33             463              32            437

                                            For the Six Months
                                              Ended June 30,

                                   1996                           1995

                            Oil             Gas            Oil             Gas
                           (bbl)           (mcf)          (bbl)           (mcf)

       Average
        price             $18.94          $ 2.41         $16.73          $ 1.69
      Production              71             928             62             880

QUARTER ENDED JUNE 30, 1996 COMPARED TO QUARTER ENDED JUNE 30, 1995

OIL REVENUE

Oil revenue increased $154,000 during the second quarter of 1996 as compared with the second quarter of 1995. This increase is comprised of an increase in oil production from 32,000 barrels in 1995 to 33,000 barrels in 1996 combined with an increase in oil prices from $16.22 per barrel in 1995 to $20.27 per barrel in 1996. The increase in oil production is due to increased production from developmental and exploratory drilling projects in Montana, Wyoming and West Texas partially offset by normal production declines.

GAS REVENUE

Gas revenue increased $347,000 during the second quarter of 1996 as compared with the second quarter of 1995 primarily as a result of an increase in average gas prices from $1.62 per mcf in 1995 to $2.28 in 1996 combined with an increase in production from 437,000 mcf in 1995 to 463,000 mcf in 1996. The increase in gas production is primarily due to increased production from developmental and exploratory drilling projects in Montana, Wyoming and West Texas partially offset by normal production declines.

PRODUCTION OPERATING EXPENSE

Production operating expense increased $47,000 during the second quarter of 1996 as compared with the second quarter of 1995. The increase is primarily due to increased production taxes and operating expenses during the second quarter of 1996 due to the production increase described above.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense includes costs incurred for direct administrative services such as legal and audit fees, as well as allocated internal overhead incurred by Hallwood Petroleum, Inc. ("HPI"), an affiliate of HEC, which manages and operates certain oil and gas properties on behalf of HEC, HEP and their affiliates. These costs decreased $61,000 during the second quarter of 1996 as compared to the second quarter of 1995, primarily due to a decrease in allocated internal overhead.

DEPRECIATION, DEPLETION AND AMORTIZATION

Depreciation, depletion and amortization expense decreased $76,000 during the second quarter of 1996 as compared with the second quarter of 1995. The decrease is primarily due to lower capitalized costs in 1996.

INTEREST EXPENSE

Interest expense decreased $20,000 during the second quarter of 1996 as compared with the second quarter of 1995 as a result of lower interest rates in 1996.

OTHER INCOME

Other income consists primarily of HEC's direct interest income, as well as HEC's share of HEP's interest income, facilities income from two gathering systems in New Mexico, pipeline revenue, equity in income (loss) of affiliate and miscellaneous income or expense. The increase of $91,000 during the second quarter of 1996 as compared with the second quarter of 1995 is primarily due to an increase in HEP s equity in earnings of affiliate due to higher oil and gas revenues. The remaining increase is comprised of numerous other items, none of which are individually significant.

FIRST SIX MONTHS OF 1996 COMPARED TO FIRST SIX MONTHS OF 1995

The comparisons for the first six months of 1996 and the first six months of 1995 are consistent with those discussed in the second quarter of 1996 compared to the second quarter of 1995 except for the following:

OIL REVENUE

Oil revenue increased $308,000 during the first six months of 1996 as compared with the first six months of 1995 due to an increase in oil prices from $16.73 per barrel in 1995 to $18.94 per barrel in 1996 combined with an increase in oil production from 62,000 barrels in 1995 to 71,000 barrels in 1996. The production increase is due to increased production from developmental and exploratory drilling projects in Montana, Wyoming and West Texas partially offset by normal production declines.

GAS REVENUE

Gas revenue increased $749,000 during the first six months of 1996 as compared with the same period in 1995 due to an increase in gas prices from $1.69 per mcf in 1995 to $2.41 in 1996 combined with an increase in production from 880,000 mcf in 1995 to 928,000 mcf in 1996. The increase in production is due to increased production from developmental and exploratory drilling projects in Montana, Wyoming and West Texas partially offset by normal production declines.

IMPAIRMENT OF OIL AND GAS PROPERTIES

Impairment of oil and gas properties for the six months ended June 30, 1995, represents HEC s pro rata share of the write-off of HEP s Indonesian operations.

INTEREST EXPENSE

Interest expense increased $50,000 during the first six months of 1996 as compared with the first six months of 1995 as HEC had outstanding borrowings for six months in 1996 and for two months in 1995.

PART II -   OTHER INFORMATION


ITEM 1  -   LEGAL PROCEEDINGS

            Reference is made to Item 8 - Note 12 of Form 10-K for the year ended December 31, 1995, and Item 1 - Note 4 of this Form 10-Q.


ITEM 2  -   CHANGES IN SECURITIES

            None.


ITEM 3  -   DEFAULTS UPON SENIOR SECURITIES

            None.


ITEM 4  -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            On May 14, 1996, HCRC held its Annual Meeting of Shareholders at which Anthony J. Gumbiner, William L. Guzzetti, Brian M. Troup, Hans-Peter Holinger, Rex A. Sebastian and Nathan C. Collins were elected directors. Following is the number of votes cast for and withheld for each of the directors.

                     Name             Votes For      Votes Withheld

             Anthony J. Gumbiner       757,845            8,066
             William L. Guzzetti       757,845            8,066
             Brian M. Troup            758,035            7,876
             Hans-Peter Holinger       758,035            7,876
             Rex A. Sebastian          758,071            7,840
             Nathan C. Collins         758,071            7,840
<F1>
             There were no abstentions or broker non-votes.

ITEM 5  -   OTHER INFORMATION

            None.


ITEM 6  -   EXHIBITS AND REPORTS ON FORM 8-K

            None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  HALLWOOD ENERGY CORPORATION



 Date: August 9, 1996             By:   /s/Robert S. Pfeiffer
                                        Robert S. Pfeiffer, Vice President
                                        (Chief Financial Officer)