Form 10-Q
period 1996-09-30
HALLWOOD ENERGY CORP
filed 1996-11-14
CIK 319019

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

MARK ONE
   |X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1996

   |_| TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Shares of Common Stock outstanding at November 12, 1996          777,126 shares



PART I.     FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

                           HALLWOOD ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                          (In thousands except Shares)



                                                                                   September 30,              December 31,
                                                                                       1996                       1995

CURRENT ASSETS
   Cash and cash equivalents                                                       $       879            $         10
   Accounts receivable:
      Affiliates                                                                           598                     372
      Trade                                                                                 77                      26
   Current assets of affiliate                                                           2,388                   2,236
                                                                                      --------               ---------
         Total                                                                           3,942                   2,644
                                                                                     ---------               ---------

PROPERTY,  PLANT  AND  EQUIPMENT,  at cost  Oil and gas  properties  (full  cost method):
      Proved mineral interests                                                         113,319                 113,159
      Unproved mineral interests                                                           154                      82
   Other property and equipment                                                          3,780                   3,758
                                                                                     ---------               ---------
         Total                                                                         117,253                 116,999

   Less accumulated depreciation, depletion,
      amortization and property impairment                                           (108,312)               (107,160)
                                                                                      -------                 -------

         Net Property, Plant and Equipment                                               8,941                   9,839
                                                                                     ---------               ---------

OTHER ASSETS
   Investment in common stock of parent
      (carried at market)                                                                3,781                   2,075
   Deferred tax asset                                                                      311                     500
   Noncurrent assets of affiliate                                                        1,604                   1,407
                                                                                     ---------               ---------
         Total                                                                           5,696                   3,982
                                                                                     ---------               ---------

TOTAL ASSETS                                                                          $ 18,579               $  16,465
                                                                                       =======                ========










                        (Continued on the following page)

                                                        -2-



                           HALLWOOD ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                          (In thousands except Shares)



                                                                                    September 30,            December 31,
                                                                                       1996                     1995

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                         $      189              $      106
   Current portion of long-term debt                                                       300                     300
   Current liabilities of affiliate                                                      2,394                   2,857
                                                                                      --------                --------

         Total                                                                           2,883                   3,263
                                                                                      --------                --------

NONCURRENT LIABILITIES
   Long-term debt                                                                          600                     825
   Long-term liabilities of affiliate                                                    4,649                   5,366
                                                                                      --------                --------

         Total                                                                           5,249                   6,191
                                                                                      --------                --------

         Total Liabilities                                                               8,132                   9,454
                                                                                      --------                --------

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
      1,198,121 shares issued                                                              599                     599
   Capital in excess of par value                                                       53,789                  53,789
   Accumulated deficit                                                                (39,696)                (41,584)
   Unrealized gain (loss) on investment in common stock
      of parent                                                                            704                 (1,002)
   Less cost of treasury stock of 420,995 and 405,995 common
      shares at 1996 and 1995, respectively                                            (4,949)                 (4,791)
                                                                                     --------                --------

         Stockholders' Equity - net                                                     10,447                   7,011
                                                                                       -------                --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $ 18,579                $ 16,465
                                                                                       =======                 =======




                                    The     accompanying  notes are an  integral
                                            part of the financial statements.



                           HALLWOOD ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands except per Share data)


                                                                                          For the Three Months Ended
                                                                                                September 30,
                                                                                         1996                    1995

REVENUES:
   Oil revenue                                                                       $     637               $     623
   Gas revenue                                                                           1,021                     842
   Acquisition fee                                                                         287                       2
                                                                                      --------              ----------
                                                                                         1,945                   1,467
                                                                                       -------                 -------

EXPENSES:
   Production operating expense                                                            356                     417
   General and administrative                                                              456                     384
   Depreciation, depletion and amortization                                                336                     456
   Interest                                                                                104                     140
                                                                                      --------                --------
                                                                                         1,252                   1,397
                                                                                       -------                 -------

OTHER INCOME:                                                                               54                     131
                                                                                     ---------                --------

INCOME  BEFORE INCOME TAXES                                                                747                     201

PROVISION FOR INCOME TAXES:
   Current                                                                                  28
   Deferred                                                                                 31
                                                                                            59

NET INCOME                                                                                 688                     201

PREFERRED STOCK DIVIDENDS                                                                                          534

NET INCOME (LOSS) FOR COMMON STOCKHOLDERS                                                  688                   (333)
                                                                                       =======               ========

NET INCOME (LOSS) PER COMMON SHARE                                                  $      .89              $    (.74)
                                                                                     =========               ========

WEIGHTED AVERAGE COMMON SHARES                                                             777                     447
                                                                                      ========                ========








                                    The    accompanying  notes  are an  integral
                                           part of the financial statements.




                           HALLWOOD ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands except per Share data)



                                                                                          For the Nine Months Ended
                                                                                                September 30,
                                                                                         1996                    1995

REVENUES:
   Oil revenue                                                                         $ 1,982                 $ 1,660
   Gas revenue                                                                           3,260                   2,332
   Acquisition fee                                                                         296                       7
                                                                                       -------               ---------
                                                                                         5,538                   3,999
                                                                                        ------                  ------

EXPENSES:
   Production operating expense                                                          1,088                   1,059
   General and administrative                                                              890                     884
   Depreciation, depletion and amortization                                              1,152                   1,297
   Impairment of oil and gas properties                                                                            464
   Interest                                                                                358                     344
                                                                                       -------                 -------
                                                                                         3,488                   4,048
                                                                                        ------                  ------

OTHER INCOME                                                                               109                     136
                                                                                       -------                 -------

INCOME BEFORE INCOME TAXES                                                               2,159                      87

PROVISION FOR INCOME TAXES:
   Current                                                                                  82                      92
   Deferred                                                                                189
                                                                                       -------
                                                                                           271                      92
                                                                                       -------                --------

NET INCOME (LOSS)                                                                        1,888                     (5)

PREFERRED STOCK DIVIDENDS                                                                                          890

NET INCOME (LOSS) FOR COMMON STOCKHOLDERS                                              $ 1,888                $  (895)
                                                                                        ======                 ======

NET INCOME (LOSS) PER COMMON SHARE                                                    $   2.40                $ (2.04)
                                                                                       =======                 ======

WEIGHTED AVERAGE COMMON SHARES                                                             785                     440
                                                                                       =======                 =======






                                    The    accompanying  notes  are an  integral
                                           part of the financial statements.



                           HALLWOOD ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                                                          For the Nine Months Ended
                                                                                               September 30,
                                                                                         1996                    1995

OPERATING ACTIVITIES:
   Net income (loss)                                                                   $ 1,888             $       (5)
   Adjustments  to  reconcile  net income  (loss) to net cash used in  operating activities:
         Depreciation, depletion, amortization and
            property impairment                                                          1,152                   1,761
         Equity in earnings of affiliate                                               (3,438)                 (2,208)
         Amortization of bond discount                                                                            (24)
         Deferred income tax expense                                                       189
                                                                                       -------
               Cash used in operations before working
                 capital changes                                                         (209)                   (476)

         Changes in operating assets and liabilities provided (used) cash net of noncash activity:
               Receivables from affiliates                                               (226)                   (158)
               Receivables - trade                                                        (51)                     (9)
               Accounts payable and accrued liabilities                                     83                     (5)
                                                                                      --------              ---------
                 Net cash used in operating activities                                   (403)                   (648)
                                                                                      -------                 -------

INVESTING ACTIVITIES:
   Additions to property                                                                  (21)                    (51)
   Property development costs                                                            (112)
   Distributions received from affiliate                                                 1,943                   2,301
   Refinance of Spraberry investment                                                     (155)
   Sale of bonds                                                                                                 1,376
   Purchase of common stock of parent                                                                            (458)
                                                                                    ----------                -------
                 Net cash provided by investing activities                               1,655                   3,168
                                                                                        ------                 -------

FINANCING ACTIVITIES:
   Payments on long-term debt                                                            (225)
   Proceeds from long-term debt                                                                                  1,200
   Dividends paid                                                                                              (2,038)
   Repurchase of common stock                                                            (158)                 (1,189)
   Repurchase of Series D preferred shares                                                                     (1,042)
                                                                                     ---------                -------
                 Net cash used in financing activities                                   (383)                 (3,069)
                                                                                       ------                 -------

INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                                             869                   (549)

CASH AND CASH EQUIVALENTS:

BEGINNING OF PERIOD                                                                         10                     668
                                                                                       -------                 -------

END OF PERIOD                                                                          $   879                $    119
                                                                                        ======                 =======


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

HEC's wholly-owned subsidiary, Hallwood G. P., Inc., is the general partner of EDPO. Unless otherwise indicated, all references to HEC in connection with the ownership, exploration, development or production of oil and gas properties refer to HEC and its proportionate ownership of HEP. As of September 30, 1996, HEC's parent company, The Hallwood Group Incorporated ("Hallwood Group"), owns approximately 82% of the outstanding common shares of HEC.

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

NOTE 2 - DEBT

During the second quarter of 1995, the Company entered into a credit agreement with a bank that has committed to loan the Company up to $1,500,000. As of September 30, 1996, the Company has $900,000 outstanding against the credit line. Borrowings against the credit line bear interest at the bank's prime rate plus 2% (10.25% at September 30, 1996). Interest is payable monthly, and principal payments of $75,000 are due quarterly. The credit line is secured by the Class A HEP Units owned by the Company. The credit agreement limits aggregate dividends paid by the Company to $3.50 per share each fiscal year.


NOTE 3 - REPURCHASE OF COMMON STOCK

In May 1996, HEC purchased 15,000 shares of its common stock from an individual in a privately negotiated transaction for $10.50 per share.


NOTE 4 - STATEMENT OF CASH FLOWS

Cash paid for interest during the nine months ended September 30, 1996 and 1995 was $73,000 and $34,000, respectively. Cash paid for income taxes during the nine months ended September 30, 1996 and 1995 was $54,000 and $49,000, respectively.


NOTE 5 - PROPERTY INTEREST ACQUISITION

On July 1, 1996, HEP and HCRC completed a transaction involving the acquisition from Fuel Resources Development Co., a wholly owned subsidiary of Public Service Company of Colorado, and other interest owners of their interests in 38 coal bed methane wells located in La Plata County, Colorado and Rio Arriba County, New Mexico. Thirty-four of the wells, estimated to have reserves of 53 BCF, were assigned to 44 Canyon LLC ("44 Canyon"), a special purpose entity owned by a large east coast financial institution. The wells qualify for tax credits under
Section 29 of the Internal Revenue Code. Hallwood Petroleum, Inc. ("HPI") will manage and operate the properties on behalf of 44 Canyon. The $27.8 million purchase price was funded by 44 Canyon through the sale of a volumetric production payment to an affiliate of Enron Capital & Trade Resources Corp., a subsidiary of Enron Corp., the sale of a subordinated production payment and certain other property interests for $3.45 million to an affiliate of HEP and HCRC, La Plata Associates, LLC ("LPA") and additional cash contributed by the owners of 44 Canyon. LPA is owned equally by HEP and HCRC. As a result of the transaction, HEP expects to add 9.8 BCF of gas to its reserve base, which represents approximately 52% of its estimated 1996 production.

HEC will receive a 4% economic interest in HEP's interest in LPA in satisfaction of the acquisition fee payable to HEC. The assignment of this interest will result in the addition of approximately 400,000 mcf of gas to HEC's direct reserve base. HEC also received a cash acquisition fee of $284,000 for this acquisition.


NOTE 6 - LEGAL PROCEEDINGS

In June 1996, HEP and the other parties to the lawsuits styled Lamson Petroleum Corporation v. Hallwood Petroleum, Inc. et al. settled the lawsuits. The plaintiffs in the lawsuits claimed they had valid leases covering streets and roads in the units of the A. L. Boudreaux #1 well, G. S. Boudreaux #1 well, Paul Castille #1 well, Evangeline Shrine Club #1 well and Duhon #1 well, which represented approximately .4% to 2.3% of HEP's interest in these properties, and they were entitled to a portion of the production from the wells dating from February 1990. In the settlement, HEP and the plaintiffs agreed to cross-convey interests in certain leases to one another, and HEP agreed to pay the plaintiffs

$728,000. HEP has not recognized revenue attributable to the contested leases since January 1993. These revenues plus accrued interest, totaling $506,000, had been placed in escrow pending the resolution of the lawsuits. HEC's pro rata share of the excess of the cash paid over the escrowed amounts, is included in other income (expense) in the accompanying financial statements. The cross-conveyance of the interests in the leases will result in a decrease in HEP's reserves of $374,000 in future net revenues, discounted at 10%.


NOTE 7 - SUBSEQUENT EVENT

During October 1996, HEC entered into a Merger Agreement providing for the merger of HEC into Hallwood Group. On October 15, 1996, Hallwood Group commenced a tender offer for all the outstanding shares of common stock of HEC at a price of $19.50 per share. Hallwood Group currently owns approximately 82% of the outstanding common shares of HEC. The completion of the merger will be conditioned on the valid tender of a majority of the shares of HEC not currently held by Hallwood Group.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Financing

During the second quarter of 1995, the Company entered into a credit agreement with a bank that has committed to loan the Company up to $1,500,000. As of September 30, 1996, the Company has $900,000 outstanding against the credit line. Borrowings against the credit line bear interest at the bank's prime rate plus 2% (10.25% at September 30, 1996). Interest is payable monthly, and principal payments of $75,000 are due quarterly. The credit line is secured by the HEP Class A Units owned by the Company. The credit agreement limits aggregate dividends paid by the Company to $3.50 per share each fiscal year.

Included in the accompanying balance sheet at September 30, 1996 are long-term obligations of affiliate of $4,649,000 which represents HEC's pro rata share of the long-term obligations of HEP. The long-term obligations of HEP consist primarily of $26,700,000 borrowed under a line of credit and $8,571,000 borrowed under a note purchase agreement. HEP's borrowings are secured by a first lien on approximately 80% in value of HEP's oil and gas properties.

Development Projects and Acquisitions

In the first nine months of 1996, HEC through its interest in the Saxon Drilling Venture, participated in drilling or recompleting fourteen wells in Winkler County, Texas. Total net cost to HEC is approximately $100,000. Effective April 1, 1996, HEC repaid its share of the loan provided to Hallwood Spraberry Drilling Company, L.L.C. ("HSD") by an outside third party. The net cost to HEC was approximately $176,000, and HEC now has direct ownership of an interest of approximately 2% in the Rocker "b" Ranch properties.

In the second quarter of 1996, HEC repurchased 15,000 shares of its common stock from an individual in a privately negotiated transaction for $10.50 per share.

HEC  had  no  other  material  property  acquisitions,   sales,  exploration  or
development activity during the first nine months of 1996. A summary of HEP's significant property transactions follows.

Through September 30, 1996, HEP incurred approximately $441,000 for the purchase of shares of Hallwood Consolidated Resources Corporation ("HCRC") and $9,505,000 for exploration, development and acquisition costs toward the revised 1996 capital budget of $12,700,000. The expenditures were comprised of approximately $6,838,000 for exploration and development expenditures and approximately $2,667,000 for property acquisitions. A description of significant exploration and development projects to date in 1996 follows.

During the second quarter of 1996, HEP purchased 12,965 shares of HCRC for $34 per share. The shares were originally purchased by HCRC in connection with an odd lot repurchase offer and then were resold to HEP at the price paid by HCRC for such shares.

HEP continues to devote capital resources to the West Texas Kermit area in 1996. HEP drilled or participated in the drilling of fourteen wells, thirteen of which were successful, and participated in four recompletions, three of which were successful, in the first nine months of 1996, for a total cost of approximately $1,100,000. The wells in this area are currently producing approximately 700 gross equivalent barrels of oil per day. HEP's interest in these wells averages 27%. HEP plans to drill or recomplete up to nine additional wells by year end.

HEP acquired 106 square miles of three dimensional (3-D) seismic data on the Cowden Ranch in Crane County, Texas. The prospect will be operated by a major oil company, and HEP has a 12.5% working interest. HEP's share of costs to date is $455,000. Seismic interpretation was recently completed, and two exploratory wells are planned for the fourth quarter of 1996, with additional exploratory activity to follow in 1997.

HEP acquired 3-D seismic data and related acreage in the Merkel Project Area which covers 18 square miles in Jones, Taylor and Nolan Counties, Texas. Expenditures in the first nine months of 1996 totaled $567,000. Thus far, HEP has participated in drilling five wells on four exploration prospects for a total cost of $135,000, including one well drilled in late 1995. Four of the wells are each producing at average rates of 70 gross barrels of oil per day, two of the wells encountered multiple pay zones but only one zone is currently producing and one well was unsuccessful. HEP's interest in the wells is 12.5%. Two wells are planned for the fourth quarter of 1996, and an additional 10 prospects will be tested in 1997 and beyond. An additional 74 square miles of 3-D seismic data, which is presently being interpreted, was acquired in the same area. HEP's working interest in this area averages 27.5%, and prospect exploratory drilling will begin in the first quarter of 1997. Preliminary work indicates as many as 25 wells may be drilled.

HEP participated in the drilling of two nonoperated wells in Williams County, North Dakota in the latter part of 1995 and the first quarter of 1996, one of which was dry and the other only marginally successful, for a total cost of approximately $300,000. HEP also drilled an exploratory dry hole in Richland County, Montana, at a cost of $150,000. HEP completed an Interlake Formation development well, drilled in the second quarter, at a cost of approximately $535,000. This well is currently producing at a rate of 130 gross barrels of oil per day, and HEP's interest is 45%.

HEP incurred approximately $230,000 in the first quarter, net to HEP's interest, for four recompletions and one drilled well in the Rocker "b" Ranch in Reagan County, Texas. This activity has increased HEP's share of production by 44 equivalent barrels of oil per day. During the first quarter, HEP also acquired interests in five additional producing leases on the Rocker "b" Ranch for a total of $93,000. In the second and third quarters of 1996, HEP recompleted five wells, four of which were successful, and drilled one additional well for a total cost of $230,000. This activity increased HEP's share of production by 57 equivalent barrels of oil per day. HEP has plans to recomplete at least five more wells before year end and will consider other work, if the capital is available. Exploitation in this area is expected to slow toward the end of 1997 as HEP's undeveloped acreage position declines.

In the San Juan Basin area of Colorado, HEP, through an affiliate La Plata Associates L L C ("LPA"), acquired interests in 34 coal bed methane wells located in La Plata County, Colorado for $1,734,000. HEP's interest in the wells is expected to add 9.8 bcf of gas to its reserve base, which represents approximately 52% of its estimated 1996 production. The acquisition was completed on July 1, 1996. Seven refracs/recompletions have been completed since July 1 at a net cost to HEP of approximately $300,000. Numerous other recompletions and facility projects are planned for the remainder of 1996 at an estimated net cost to HEP of $490,000. Gross production has increased by 2,500 mcf of gas per day as a result of the work done thus far. Similar activity levels in 1997 are anticipated on these newly acquired properties. In other parts of the New Mexico portion of the San Juan Basin, HEP has recompleted three wells, two of which were successful, drilled two wells and is converting another well to be a disposal well. The total cost for this work was $497,000, and production has increased by 2,000 mcf of gas per day. HEP's share of this production is approximately 50%.

HEP participated in a 13 square mile 3-D seismic shoot at the Packsaddle Project in the Big Horn Basin of Wyoming. The data is now being processed and additional development and exploration is expected in the area following HEP's previous discovery. HEP's ownership in the Big Horn Basin continues to increase through a joint venture created to evaluate a 4,000 mile 2-D Seismic Data Base from which HEP hopes to create additional drillable prospects.

In September, HEP spent $225,000 for a recompletion of the A. L. Boudreaux well into a shallower interval of the Bol Mex 3 Formation after the previous completion in the Bol Mex 3 Formation began to produce water and sand. Production after the recompletion is currently 22 mmcf per day and 450 barrels of condensate per day.

Numerous other projects, which are individually less significant have been completed or are underway in Kansas, Louisiana, Texas and New Mexico, including participation in five other 3-D seismic data acquisition programs not included in the above activity.

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

HEP Distributions

HEP declared a limited partner distribution of $.13 per Class A Unit and $.25 per Class C Unit and a general partner distribution of $510,000 for the third quarter of 1996, payable on November 15, 1996. The total of the distributions receivable by HEC is $588,000, which has been accrued in receivables from affiliates at September 30, 1996.

Cautionary Statement Regarding Forward-Looking Statements

In the interest of providing the Company's stockholders and potential investors with certain information regarding the Company's future plans and operations, certain statements set forth in this Form 10-Q relate to management's future plans and objectives. Such statements are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and in
Section 21E of the Securities Exchange Act of 1934, as amended. Although any forward-looking statements contained in this Form 10-Q or otherwise expressed by or on behalf of the Company are, to the knowledge and in the judgment of the officers and directors of the Company, expected to prove true and to come to pass, management is not able to predict the future with absolute certainty. Forward-looking statements involve known and unknown risks and uncertainties which may cause the Company's actual performance and financial results in future periods to differ materially from any projection, estimate or forecasted result. These risks and uncertainties include, among other things, volatility of oil and gas prices, competition, risks inherent in the Company's oil and gas operations, the inexact nature of interpretation of seismic and other geological and geophysical data, imprecision of reserve estimates, the Company's ability to replace and expand oil and gas reserves, and such other risks and uncertainties described from time to time in the Company's periodic reports and filings with the Securities and Exchange Commission. Accordingly, stockholders and potential investors are cautioned that certain events or circumstances could cause actual results to differ materially from those projected, estimated or predicted.

Results of Operations

The following table is presented to contrast HEC's average oil and gas prices and production. Significant fluctuations are discussed in the accompanying narrative.


                                                      Oil and Gas Prices and Production
                                                       (In thousands except for price)
                                    For the Three Months                              For the Nine Months
                                    Ended September 30,                              Ended September 30,
                                    --------------------                             -------------------
                               1996                     1995                    1996                     1995
                               -----                    -----                   -----                    ----
                            Oil          Gas         Oil          Gas         Oil         Gas          Oil         Gas
                           (bbl)        (mcf)       (bbl)        (mcf)       (bbl)       (mcf)        (bbl)       (mcf)
Average price             $21.97       $ 2.34      $17.80       $ 1.88      $19.62      $ 2.39       $17.11      $ 1.75
Production                    29          436          35          449         101       1,364           97       1,329

Quarter Ended September 30, 1996 Compared to Quarter Ended September 30, 1995

Oil Revenue

Oil revenue increased $14,000 during the third quarter of 1996 as compared with the third quarter of 1995. This increase is comprised of an increase in oil prices from $17.80 per barrel in 1995 to $21.97 per barrel in 1996 partially offset by a decrease in production from 35,000 barrels in 1995 to 29,000 barrels in 1996. The decrease in oil production is primarily due to normal production declines.

Gas Revenue

Gas revenue increased $179,000 during the third quarter of 1996 as compared with the third quarter of 1995 primarily as a result of an increase in average gas prices from $1.88 per mcf in 1995 to $2.34 in 1996 partially offset by a decrease in production from 449,000 mcf in 1995 to 436,000 mcf in 1996. The decrease in gas production is primarily due to normal production declines.

Acquisition Fee

The acquisition fee earned in 1996 and 1995 relates to property acquisitions made by HEP. The fee increased during the third quarter of 1996 as compared to the third quarter of 1995 due to the property interest acquisition described in
Item 1 - Note 5.

Production Operating Expense

Production operating expense decreased $61,000 during the third quarter of 1996 as compared with the third quarter of 1995. The decrease is primarily the production decrease described above.

General and Administrative Expense

General  and   administrative   expense   includes  costs  incurred  for  direct
administrative services such as legal and audit fees, as well as allocated internal overhead incurred by Hallwood Petroleum, Inc. ("HPI"), an affiliate of HEC, which manages and operates certain oil and gas properties on behalf of HEC, HEP and their affiliates. These costs increased $72,000 during the third quarter of 1996 as compared to the third quarter of 1995, primarily due to an increase in Directors' and Officers' insurance costs as well as an increase in allocated internal overhead.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization expense decreased $120,000 during the third quarter of 1996 as compared with the third quarter of 1995. The decrease is primarily due to lower capitalized costs in 1996.

Interest Expense

Interest expense decreased $36,000 during the third quarter of 1996 as compared with the third quarter of 1995 as a result of lower outstanding debt during 1996.

Other Income

Other income consists primarily of HEC's direct interest income, as well as HEC's share of HEP's interest income, facilities income from two gathering systems in New Mexico, pipeline revenue, equity in income (loss) of affiliate and miscellaneous income or expense. The decrease of $77,000 during the third quarter of 1996 as compared with the third quarter of 1995 is primarily due to a decrease in HEP's equity in earnings of affiliate due to an income tax adjustment during 1995. The remaining decrease is comprised of numerous other items, none of which are individually significant.

First Nine Months of 1996 Compared to First Nine Months of 1995

The comparisons for the first nine months of 1996 and the first nine months of 1995 are consistent with those discussed in the third quarter of 1996 compared to the third quarter of 1995 except for the following:

Oil Revenue

Oil revenue increased $322,000 during the first nine months of 1996 as compared with the first nine months of 1995 due to an increase in oil prices from $17.11 per barrel in 1995 to $19.62 per barrel in 1996 combined with an increase in oil production from 97,000 barrels in 1995 to 101,000 barrels in 1996. The production increase is due to increased production from developmental and exploratory drilling projects in Montana, Wyoming and West Texas partially offset by normal production declines.

Gas Revenue

Gas revenue increased $928,000 during the first nine months of 1996 as compared with the same period in 1995 due to an increase in gas prices from $1.75 per mcf in 1995 to $2.39 in 1996 combined with an increase in production from 1,329,000 mcf in 1995 to 1,364,000 mcf in 1996. The increase in production is due to increased production from developmental and exploratory drilling projects in Montana, Wyoming and West Texas partially offset by normal production declines.

Production Operating Expense

Production operating expense increased $29,000 during the first nine months of 1996 as compared with the first nine months of 1995 primarily due to increased production taxes and operating expenses associated with the increase in production discussed above.

Impairment of Oil and Gas Properties

Impairment of oil and gas properties for the nine months ended September 30, 1995, represents HEC's pro rata share of the write-off of HEP's Indonesian operations.

Interest Expense

Interest expense increased $14,000 during the first nine months of 1996 as compared with the first nine months of 1995 as HEC had outstanding borrowings for nine months in 1996 and for five months in 1995.

PART II -      OTHER INFORMATION


ITEM 1  -      LEGAL PROCEEDINGS

               Reference is made to Item 8 - Note 12 of Form 10-K for the year ended December 31, 1995, and Item 1 - Note 4 of this Form 10-Q.


ITEM 2  -      CHANGES IN SECURITIES

               None.


ITEM 3  -      DEFAULTS UPON SENIOR SECURITIES

               None.


ITEM 4  -      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
               ---------------------------------------------------

               None.


ITEM 5  -      OTHER INFORMATION

               None.


ITEM 6  -      EXHIBITS AND REPORTS ON FORM 8-K

               None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           HALLWOOD ENERGY CORPORATION


Date: November 12 , 1996                    By: /s/Robert S. Pfeiffer
     ------------------------                   ----------------------
                       Robert S. Pfeiffer, Vice President
                                                     (Chief Financial Officer)



Document: P:\DOC\HECQ1.DOC
                                                       -16-