Form 10-Q
period 1999-06-30
HALLWOOD ENERGY CORP
filed 1999-08-11
CIK 319019

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

MARK ONE
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 0-9579



                           HALLWOOD ENERGY CORPORATION
             (Exact name of registrant as specified in its charter)



              Delaware                                                84-1489099
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                            Identification Number)

 4610 South Ulster Street Parkway
                    Suite 200
             Denver, Colorado                                              80237
(Address of principal executive offices)                              (Zip Code)

       Registrant's telephone number, including area code: (303) 850-7373

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Number of shares outstanding as of August 11, 1999

Common Stock                                                9,999,754
Series A Cumulative Preferred Stock                         2,334,165


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                           HALLWOOD ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)



                                                                        June 30,                December 31,
                                                                          1999                      1998

CURRENT ASSETS
   Cash and cash equivalents                                          $   8,576                    $  11,874
   Accounts receivable:
     Oil and gas revenues                                                10,988                        5,911
     Trade                                                                4,259                        4,040
   Due from affiliates                                                    1,334                          119
   Prepaid expenses and other current assets                              1,614                        1,338
   Net working capital of affiliate                                                                      236
                                                                  -------------                   ----------
         Total                                                           26,771                       23,518
                                                                       --------                     --------

PROPERTY,  PLANT  AND  EQUIPMENT,  at cost  Oil and gas  properties  (full  cost method):
     Proved mineral interests                                           739,526                      664,799
     Unproved mineral interests - domestic                                5,654                        2,694
   Furniture, fixtures and other                                          3,636                        3,411
                                                                      ---------                    ---------
         Total                                                          748,816                      670,904

   Less accumulated depreciation, depletion,
     amortization and property impairment                              (574,821)                    (565,899)
                                                                        -------                      -------
         Total                                                          173,995                      105,005
                                                                        -------                      -------

OTHER ASSETS
   Deferred expenses and other assets                                     1,352                          408
   Deferred tax asset                                                       100
   Investment in common stock of HCRC                                                                 10,160
                                                                  -------------                     --------
         Total                                                            1,452                       10,568
                                                                      ---------                     --------

TOTAL ASSETS                                                           $202,218                     $139,091
                                                                        =======                      =======













                        (Continued on the following page)



                           HALLWOOD ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                          (In thousands except Shares)



                                                                                June 30,              December 31,
                                                                                  1999                     1998

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                    $  20,164                $  22,921
   Current portion of long-term debt                                                                        9,319
                                                                                                    -----   -----

         Total                                                                    20,164                   32,240
                                                                                --------                 --------

NONCURRENT LIABILITIES
   Long-term debt                                                                105,372                   40,381
   Deferred liability                                                                927                    1,050
                                                                              ----------                ---------
         Total                                                                   106,299                   41,431
                                                                                 -------                 --------

           Total Liabilities                                                     126,463                   73,671
                                                                                 -------                 --------

MINORITY INTEREST IN AFFILIATES                                                      539                    2,788
                                                                              ----------                ---------

COMMITMENTS AND CONTINGENCIES (NOTE 7)

STOCKHOLDERS' EQUITY
   Series A Cumulative Preferred Stock;  5,000,000 shares authorized;  2,334,165 shares issued and outstanding in 1999 and
     1998                                                                         21,386                   21,386
   Common Stock par value $.01 per share; 25,000,000 shares
     authorized; 9,999,754 shares issued and outstanding in 1999 and
     5,599,754 shares issued and outstanding in 1998                                 100                       56
   Additional paid-in capital                                                     69,197                   58,052
   Accumulated deficit                                                           (15,467)                  (16,862)
                                                                                --------                  --------
         Stockholders' equity - net                                               75,216                    62,632
                                                                                --------                  --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $202,218                  $139,091
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


                           HALLWOOD ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands except per Share data)


                                                                                   For the Three Months Ended
                                                                                            June 30,
                                                                                  1999                    1998

REVENUES:
   Gas revenue                                                                  $  7,546                 $  6,994
   Oil revenue                                                                     3,031                    2,640
   Pipeline, facilities and other                                                  1,430                      976
   Interest                                                                           61                      186
                                                                               ---------                 --------
                                                                                  12,068                   10,796
                                                                                  ------                   ------

EXPENSES:
   Production operating                                                            3,432                    3,000
   Facilities operating                                                              152                       93
   General and administrative                                                      1,152                    1,084
   Depreciation, depletion and amortization                                        4,519                    3,078
   Impairment of oil and gas properties                                                                     2,600
   Interest                                                                        1,273                      549
                                                                                 -------                 --------
                                                                                  10,528                   10,404
                                                                                  ------                   ------

OTHER INCOME (EXPENSES):
   Equity in income (loss) of HCRC                                                    63                  (2,229)
   Minority interest in net income of affiliates                                    (64)                    (271)
   Litigation                                                                        100                    (600)
                                                                               ---------                --------
                                                                                      99                  (3,100)
                                                                              ----------                 -------

INCOME (LOSS) BEFORE INCOME TAXES                                                  1,639                  (2,708)
                                                                                 -------                 -------

PROVISION (BENEFIT) FOR INCOME TAXES:
   Current                                                                            26
   Deferred                                                                        (100)
                                                                                    (74)

NET INCOME (LOSS)                                                                  1,713                  (2,708)

PREFERRED DIVIDENDS                                                                  584                      616
                                                                                --------                 --------

NET INCOME (LOSS) ATTRIBUTABLE TO
   COMMON SHAREHOLDERS                                                          $  1,129                $ (3,324)
                                                                                 =======                 =======

     NET INCOME (LOSS) PER SHARE - BASIC                                      $      .17              $     (.59)
                                                                               =========               =========

     NET INCOME (LOSS) PER SHARE - DILUTED                                    $      .17              $     (.59)
                                                                               =========               =========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                         6,664                   5,600
                                                                                 =======                 =======

PRO FORMA INFORMATION ASSUMING PROVISION
   FOR INCOME TAXES APPLIED RETROACTIVELY (NOTE 1)

     Income (loss) before income taxes                                          $  1,639                $ (2,708)

     Provision (benefit) for income taxes

     Net income (loss)                                                          $  1,639                $ (2,708)
                                                                                 =======                 =======

     Net income (loss) attributable to common shareholders                      $  1,055                $ (3,324)
                                                                                 =======                 =======

     Net income (loss) per share - basic                                      $      .16              $     (.59)
                                                                               =========               =========

     Net income (loss) per share - diluted                                    $      .16              $     (.59)
                                                                               =========               =========

                 The accompanying notes are an integral part of
                           the financial statements.


                           HALLWOOD ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands except per Share data)


                                                                                    For the Six Months Ended
                                                                                            June 30,
                                                                                  1999                    1998

REVENUES:
   Gas revenue                                                                  $ 14,036                 $ 13,738
   Oil revenue                                                                     5,198                    5,730
   Pipeline, facilities and other                                                  2,639                    1,676
   Interest                                                                          177                      326
                                                                                --------                 --------
                                                                                  22,050                   21,470
                                                                                  ------                   ------

EXPENSES:
   Production operating                                                            6,490                    6,061
   Facilities operating                                                              327                      245
   General and administrative                                                      2,494                    2,249
   Depreciation, depletion and amortization                                        8,812                    6,617
   Impairment of oil and gas properties                                                                     2,600
   Interest                                                                        2,091                    1,193
                                                                                 -------                  -------
                                                                                  20,214                   18,965
                                                                                  ------                   ------

OTHER INCOME (EXPENSES):
   Equity in loss of HCRC                                                          (419)                  (2,323)
   Minority interest in net income of affiliates                                   (196)                    (584)
   Litigation                                                                        100                    (555)
                                                                                --------                --------
                                                                                   (515)                  (3,462)
                                                                               --------                  -------

INCOME (LOSS) BEFORE INCOME TAXES                                                  1,321                    (957)
                                                                                 -------                --------

PROVISION (BENEFIT) FOR INCOME TAXES:
   Current                                                                            26
   Deferred                                                                        (100)
                                                                                    (74)

NET INCOME (LOSS)                                                                  1,395                   (957)

PREFERRED DIVIDENDS                                                                1,200                   1,232
                                                                                 -------                 -------

NET INCOME (LOSS) ATTRIBUTABLE TO
   COMMON SHAREHOLDERS                                                         $     195                $ (2,189)
                                                                                ========                 =======

     NET INCOME (LOSS) PER SHARE - BASIC                                      $      .03              $     (.39)
                                                                               =========               =========

     NET INCOME (LOSS) PER SHARE - DILUTED                                    $      .03              $     (.39)
                                                                               =========               =========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                         6,135                   5,600
                                                                                 =======                 =======

PRO FORMA INFORMATION ASSUMING PROVISION
   FOR INCOME TAXES APPLIED RETROACTIVELY (NOTE 1)

     Income (loss) before income taxes                                          $  1,321               $    (957)

     Provision (benefit) for income taxes

     Net income (loss)                                                         $   1,321               $    (957)
                                                                                ========                ========

     Net income (loss) attributable to common shareholders                    $      121                $ (2,189)
                                                                               =========                 =======

     Net income (loss) per share - basic                                     $       .02              $     (.39)
                                                                              ==========               =========

     Net income (loss) per share - diluted                                   $       .02              $     (.39)
                                                                              ==========               =========

                 The accompanying notes are an integral part of
                           the financial statements.


                           HALLWOOD ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                  For the Six Months Ended
                                                                                                     June
                                                                                    30,
                                                                                  1999                  1998
                                                                                  ----                  ----

OPERATING ACTIVITIES:
    Net income (loss)                                                           $  1,395            $    (957)
    Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
          Depreciation, depletion and amortization                                 8,812                 6,617
          Impairment of oil and gas properties                                                           2,600
          Depreciation charged to affiliates                                         110                   126
          Equity in loss of HCRC                                                     419                 2,323
          Minority interest in net income                                            196                   584
          Undistributed (earnings) loss of affiliates                            (1,176)                   282
          Deferred tax benefit                                                     (100)
          Gain on asset disposals                                                                        (188)
          Amortization of deferred loan costs and debt discount                       17                    50
          Noncash interest expense                                                                          15
          Recoupment of take-or-pay liability                                      (123)                  (67)

    Changes in  operating  assets and  liabilities  provided  (used) cash net of noncash activity:
          Oil and gas revenues receivable                                        (1,454)                 2,425
          Trade receivables                                                          130                 (172)
          Due from affiliates                                                    (3,638)                 (725)
          Prepaid expenses and other current assets                              (2,603)                    29
          Deferred expenses and other                                              2,830
          Accounts payable and accrued liabilities                               (5,411)                 1,197
                                                                                -------               --------
                Net cash provided by (used in) operating activities                (596)                14,139
                                                                               --------                -------

INVESTING ACTIVITIES:
    Additions to property, plant and equipment                                   (1,182)              (18,563)
    Costs incurred in connection with the Consolidation                          (2,634)
    Exploration and development costs incurred                                   (3,568)               (6,221)
    Proceeds from sales of property, plant and equipment                             129                    91
    Distributions received from affiliate                                          1,833
                                                                                --------
                Net cash used in investing activities                            (5,422)              (24,693)
                                                                                -------               -------

FINANCING ACTIVITIES:
    Proceeds from long-term debt                                                   6,000                21,500
    Proceeds from equity offering net of syndication costs                                              16,517
    Payments of long-term debt                                                                        (18,285)
    Dividends paid                                                               (2,893)               (4,664)
    Payment of contract settlement                                                                     (2,767)
    Distribution paid by consolidated affiliates to minority interest              (340)                 (873)
    Exercise of options                                                                                    199
    Capital contribution                                                                                   171
    Syndication costs                                                               (47)
                                                                              ---------
                Net cash provided by financing activities                          2,720                11,798
                                                                                --------               -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             (3,298)                 1,244

CASH AND CASH EQUIVALENTS:

BEGINNING OF PERIOD                                                               11,874                 6,622
                                                                                 -------              --------

END OF PERIOD                                                                  $   8,576             $   7,866
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

Hallwood Energy Corporation ("HEC" or the "Company") is a Delaware corporation engaged in the development, exploration, acquisition and production of oil and gas properties. HEC began operations June 8, 1999, in connection with the consolidation ("Consolidation") of Hallwood Energy Partners, L.P. ("HEP") and Hallwood Consolidated Resources Corporation ("HCRC") and the acquisition of the direct energy interests of The Hallwood Group Incorporated ("Hallwood Group"). For accounting purposes, the Consolidation has been treated as a purchase by HEP of the common stock of HCRC and the direct energy interests of Hallwood Group. Accordingly, the assets and liabilities of HEP, including its 46% share of assets and liabilities of HCRC owned prior to the Consolidation, have been recorded at historical cost, and the remaining assets and liabilities of HCRC and the direct energy interests of Hallwood Group have been recorded at estimated fair values as of the date of purchase. All information presented for periods prior to June 8, 1999 represents the historical information of HEP because HEP is considered to be the acquiring entity for accounting purposes. The financial statements for periods prior to June 8, 1999 have been retroactively restated to reflect the corporate structure of HEC, and all share and per share information assumes that the shares of HEC issued to HEP in connection with the Consolidation were outstanding for all periods prior to June 8, 1999. The Company's properties are primarily located in the Rocky Mountain, Mid-Continent, Greater Permian and Gulf Coast regions of the United States. The principal objectives of the Company are to explore for, develop, acquire and produce oil and gas properties.

The following pro forma information presents the financial information of HEP, HCRC and the direct property interests of Hallwood Group as if the Consolidation had taken place on January 1 of each year presented.

                                                              For the Three Months Ended June 30,
                                                              -----------------------------------
                                                    1999                                              1998
                                                ------------                                      --------
                                     As           Acquired                             As           Acquired
                                  Reported       Interests         Pro Forma        Reported        Interests        Pro Forma
                                                             (In thousands except per share data)

Revenues                          $12,068          $ 5,431          $17,499         $10,796         $  5,903         $ 16,699
Net income (loss)                   1,713              (87)           1,626           (2,708)        (10,806)         (13,514)
Net income (loss)
   attributable to
     common
     shareholders                   1,129              (87)           1,042           (3,324)        (10,806)         (14,130)
Net income (loss)
   per share - basic           $      .17                        $      .10       $     (.59)                       $    (1.41)
                                =========                         =========        =========                         =========
Net income (loss)
   per share - diluted         $      .17                        $      .10       $     (.59)                       $    (1.41)
                                =========                         =========        =========                         =========

Production:
   Gas (mcf)                        3,960            1,756            5,716             3,396          1,852              5,248
   Oil (bbl)                          193              100              293               191            148                339


                                                               For the Six Months Ended June 30,
                                                               ---------------------------------
                                                    1999                                              1998
                                                ------------                                      --------
                                     As           Acquired                             As           Acquired
                                  Reported       Interests         Pro Forma        Reported        Interests        Pro Forma
                                                             (In thousands except per share data)

Revenues                          $22,050         $ 11,971          $34,021         $21,470         $ 11,610         $ 33,080
Net income (loss)                   1,395           (1,065)             330             (957)        (10,814)         (11,771)
Net income (loss)
   attributable to
     common
     shareholders                     195           (1,065)            (870)          (2,189)        (10,814)         (13,003)
Net income (loss)
   per share - basic           $      .03                         $    (.09)       $    (.39)                       $    (1.30)
                                =========                          ========         ========                         =========
Net income (loss)
   per share - diluted         $      .03                         $    (.09)       $    (.39)                       $    (1.30)
                                =========                          ========         ========                         =========

Production:
   Gas (mcf)                        7,540            4,097           11,637             6,661          3,536             10,197
   Oil (bbl)                          383              252              635               393            303                696

The pro forma  information  shown above  excludes  any  additional  provision or
benefit  for  income  taxes  because  of  the   Company's  net  operating   loss
carryforwards and related valuation allowance.

The interim financial data are unaudited; however, in the opinion of management, the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. These financial statements should be read in conjunction with the financial statements and accompanying notes included in HEP's 1998 Annual Report on Form 10-K.

Accounting Policies

Consolidation

HEC fully consolidates entities in which it owns a greater than 50% equity interest and reflects a minority interest in the consolidated financial statements.

Pro Forma Information

The pro forma information included in the statements of operations has been presented to reflect the provision for income taxes, using statutory rates, as though the Company had been a taxable corporation for all periods presented. Because of the Company's net operating loss carryforwards and its recent operating losses, it is assumed that the Company would have had a full valuation allowance. Accordingly, no provision or benefit for income taxes has been recorded in any period.

Computation of Net Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the periods. Diluted income per common share includes the potential dilution that could occur upon exercise of options or warrants to acquire common stock, computed using the treasury stock method which assumes that the increase in the number of shares is reduced by the number of shares which could have been repurchased by the Company with the proceeds from the exercise of the options or warrants (which were assumed to have been made at the average market price of the common shares during the reporting period). The warrants described in Note 2 and the stock options described in Note 4 have been ignored in the computation of diluted net income (loss) per share because their inclusion would be antidilutive.

The following table reconciles the number of shares outstanding used in the calculation of basic and diluted income (loss) per share.

                                                                    Income
                                                                     (Loss)          Shares          Per Share
                                                                         (In thousands except per Share data)

For the Three Months Ended June 30, 1999
   Net income per share - basic                                     $  1,129              6,664           $  .17
                                                                     -------             ------            =====
  Net income per share - diluted                                    $  1,129              6,664           $  .17
                                                                     =======             ======            =====

For the Six Months Ended June 30, 1999
   Net income per share- basic                                      $    195              6,135           $  .03
                                                                     -------             ------            =====
  Net income per share- diluted                                     $    195              6,135           $  .03
                                                                     =======             ======            =====

For the Three Months Ended June 30, 1998
   Net loss per share- basic                                        $ (3,324)             5,600          $ (.59)
                                                                     -------             ------           =====
  Net loss per share - diluted                                      $ (3,324)             5,600          $ (.59)
                                                                     =======             ======           =====

For the Six Months Ended June 30, 1998
   Net loss per share - basic                                       $ (2,189)             5,600          $ (.39)
                                                                     -------             ------           =====
  Net loss per share - diluted                                      $ (2,189)             5,600          $ (.39)
                                                                     =======             ======           =====

Recently Issued Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or
(c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative (gains and losses) depends on the intended use of the derivative and the resulting designation. The Company is required to adopt SFAS 133 on January 1, 2001. The Company has not completed the process of evaluating the impact that will result from adopting SFAS 133.

Reclassifications

Certain reclassifications have been made to the prior period amounts to conform to the classifications used in the current period.


NOTE 2    -  DEBT

On June 8, 1999, HEC and its lenders entered into an Amended and Restated Credit Agreement (as amended, the "Credit Agreement") to extend the term date of its line of credit to May 31, 2002. The lenders are Morgan Guaranty Trust Company, First Union National Bank and Nationsbank of Texas. Under the Credit Agreement, HEC has a borrowing base of $84,500,000. At June 30, 1999, HEC had amounts outstanding of $82,200,000, and therefore, HEC's unused borrowing base totaled $2,300,000.

Borrowings against the Credit Agreement bear interest at the lower of the Certificate of Deposit rate plus from 1.375% to 2.125%, prime plus 1/2% or the Euro-Dollar rate plus from 1.25% to 2.0%. The applicable interest rate was 7.2% at June 30, 1999. Interest is payable monthly, and quarterly principal payments of $10,275,000 commence May 31, 2002.

The borrowing base for the Credit Agreement is redetermined semiannually. The Credit Agreement is secured by a first lien on approximately 80% in value of HEC's oil and gas properties. Additionally, aggregate dividends paid by HEC in any 12 month period are limited to 50% of cash flow from operations before working capital changes and distributions received from affiliates, if the principal amount of debt of HEC is 50% or more of the borrowing base. Aggregate dividends paid by HEC are limited to 65% of cash flow from operations before working capital changes and distributions received from affiliates, if the principal amount of debt is less than 50% of the borrowing base.

At the time of the Consolidation, HCRC had $25,000,000 of 10.32% Senior Subordinated Notes ("Subordinated Notes") due December 23, 2007 and warrants to purchase common stock which were held by The Prudential Insurance Company of America ("Prudential"). On June 8, 1999, the Amended and Restated Subordinated Note and Warrant Purchase Agreement was amended to issue warrants to Prudential to purchase 309,278 shares of HEC's Common Stock at an exercise price of $7.00 per share. The Subordinated Notes bear interest at the rate of 10.32% per annum on the unpaid balance, payable quarterly. Annual principal payments of $5,000,000 are due December 23, 2003 through December 23, 2007.

HEC recorded the Subordinated Notes and the warrants based upon the relative fair values of the Subordinated Notes without the warrants and of the warrants themselves at the time of Consolidation. The allocated value of the warrants of $1,828,000 was recorded as additional paid-in-capital. The discount on the Subordinated Notes is being amortized over the term of the Subordinated Notes using the interest method of amortization.

As part of its risk management strategy, HEC enters into financial contracts to hedge the interest rate payments under its Credit Agreement. HEC does not use the hedges for trading purposes, but rather to protect against the volatility of the cash flows under its Credit Agreement, which has a floating interest rate. The amounts received or paid upon settlement of these transactions are recognized as interest expense at the time the interest payments are due.

All contracts are interest rate swaps with fixed rates. As of June 30, 1999, HEC was a party to eight contracts with three different counterparties.

The following table provides a summary of HEC's financial contracts.

                                                                    Average
                                             Amount of              Contract
               Period                       Debt Hedged            Floor Rate

     Last six months of 1999                $45,000,000                5.65%
     2000                                    45,000,000                5.65
     2001                                    36,000,000                5.23
     2002                                    37,500,000                5.23
     2003                                    37,500,000                5.23
     2004                                     6,000,000                5.23


NOTE 3    -  STATEMENTS OF CASH FLOWS

In connection with the Consolidation, the purchase of the common stock of HCRC and the direct energy interests of Hallwood Group was recorded through the issuance of approximately 2,600,000 shares of HEC common stock to HCRC and 1,800,000 shares of HEC common stock to Hallwood Group based on the estimated fair value of the assets acquired and the liabilities assumed as of the date of purchase.
This noncash investing activity is summarized as follows:

                                  Fair Value of
                                Acquired Interest
                                 (In thousands)

Current assets                                                 $  4,637
Oil and gas properties - net                                     81,348
Other assets                                                      1,140
Current liabilities                                              (2,592)
Long-term debt                                                  (49,672)
Other noncurrent liabilities                                        (62)

At the time of the Consolidation, HEC recorded the allocated value of the warrants, described in Note 2, as $1,828,000 in additional paid-in-capital which represented a noncash financing transaction during the first six months of 1999.

Cash paid for interest during the six months ended June 30, 1999 and 1998 was $2,051,000 and $1,129,000, respectively.


NOTE 4 -  STOCK OPTION GRANT

On June 9, 1999, HEC granted options to purchase 600,000 shares of common stock at an exercise price of $7.00 per share which was equal to the fair market value of the common stock on the date of grant. The options expire on June 9, 2006, unless sooner terminated pursuant to the provisions of the plan. One-third of the options vest immediately, and the remainder vest one-third on June 8, 2000 and one-third on June 8, 2001.


NOTE 5 - CAPITAL STOCK

HEC's stock trades on the NASDAQ under the symbol "HECO" for Common Stock and "HECOP" for Series A Cumulative Preferred Stock.

Common Stock

Under its charter, HEC is authorized to issue up to 25,000,000 shares of HEC common stock with a par value of $.01 per share. The common shareholders are entitled to one vote per share on all matters voted on by shareholders. After giving effect to any preferential rights of any series of preferred stock outstanding, the holders of HEC common stock are entitled to participate in dividends, if any, as may be declared from time to time by the board of directors of HEC. Upon liquidation, the common shareholders are entitled to receive a pro rata share of all of the assets of HEC that are available for distribution to such holders. The holders of HEC common stock have no preemptive rights with respect to future issuances of HEC common stock.

Preferred Stock

HEC is authorized to issue up to 5,000,000 shares of preferred stock from time to time, in one or more series, without shareholder approval and to fix the designation, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications and terms and conditions of redemption of any series that may be established by the HEC board of directors.

In connection with the Consolidation, the board of directors of HEC has authorized the issuance of 2,334,165 shares of Series A cumulative preferred stock. Each share of preferred stock is entitled to one vote on all matters on which shareholders may vote. The preferred shareholders vote together with the common shareholders in the election of directors and vote as a separate class on all other matters.

Preferred shareholders are entitled to receive cumulative cash dividends at the rate of $1.00 per share per year, if declared by the HEC board of directors. Dividends are paid quarterly in arrears commencing on June 30, 1999. The dividends are fully cumulative and accumulate, whether or not earned or declared and whether or not HEC has funds legally available to pay them, without interest on a daily basis. HEC may not declare or pay dividends to common shareholders unless full cumulative dividends have been paid on the preferred stock.

Upon liquidation or dissolution of HEC, all accrued dividends must be paid to the preferred shareholders before any assets may be distributed to the common shareholders. Once all accrued preferred dividends are paid, the preferred shareholders are entitled to participate equally with the common shareholders in the distribution of the remaining assets of HEC in a liquidation or dissolution.

The HEC preferred stock is redeemable at the option of HEC after December 31, 2003. After that date, HEC may redeem shares of preferred stock in whole or in part at any time at a redemption price of $10.00 per share, plus accrued dividends which are unpaid on the redemption date. Preferred stock may not be redeemed in part if full cumulative dividends have not been paid or set aside for payment with respect to all prior dividend periods.

Rights Plan

During the second quarter of 1999, the board of directors of HEC approved the adoption of a rights plan designed to protect shareholders in the event of a takeover action that would otherwise deny them the full value of their investment.

Under the terms of the rights plan, one right was distributed for each common share of HEC to holders of record at the close of business on June 8, 1999. The rights trade with the common stock. The rights will become exercisable only in the event, with certain exceptions, that an acquiring party accumulates 15% or more of HEC's outstanding common stock. The rights will expire on June 7, 2009.

HEC will generally be entitled to redeem the rights at one cent per right at any time until the tenth day following the acquisition of a 15% position in its common shares.


NOTE 6    -  ARBITRATION

In connection with the Demand for Arbitration filed by Arcadia Exploration and Production Company ("Arcadia") with the American Arbitration Association against Hallwood Energy Partners, L.P., Hallwood Consolidated Resources Corporation, E.M. Nominee Partnership Company and Hallwood Consolidated Partners, L.P.
(collectively referred to as "Hallwood"), the arbitrators ruled that the original agreement entered into in August 1997 to purchase oil and gas properties for $16,400,000 should proceed, with a reduction to the total purchase price of approximately $2,500,000 for title defects. The arbitrators also ruled that Arcadia was not entitled to enforce its claim that Hallwood was required to purchase an additional $8,000,000 worth of properties and denied Arcadia's claim for attorneys' fees. The arbitrators granted Arcadia prejudgment interest on the adjusted purchase price, in the amount of $904,000 of which HEP paid $452,000. That amount was accrued in the December 31, 1998 financial statements of the Company and was paid during the second quarter of 1999.

In October 1998, HEP and its affiliate, HCRC, closed the acquisition of oil and gas properties from Arcadia, including interests in approximately 570 wells, numerous proven and unproven drilling locations, exploration acreage, and 3-D seismic data. HEP's share of the purchase price was $8,200,000.

NOTE 7    -  LEGAL SETTLEMENT

In connection with the Consolidation, HEC assumed the liability for two lawsuits filed against Hallwood Group and certain individuals and related to the direct energy interests acquired from Hallwood Group. These lawsuits, both filed in federal court in Denver, Colorado, have been settled, and payment of the settlement amount and dismissal of the cases will occur thirty days after the court has given final approval for the settlement. HEC is obligated to pay approximately $650,000 in connection with these lawsuits, and that amount has been accrued as a liability on the Company's balance sheet in connection with the Consolidation. It is anticipated that the court will give its final approval for the settlement prior to the end of 1999.

Concise Oil and Gas Partnership ("Concise"), a wholly owned subsidiary of the Company, was a defendant in a lawsuit styled Dr. Allen J. Ellender, Jr. et al. vs. Goldking Production Company, et al., filed in the Thirty-Second Judicial District Court, Terrebonne Parish, Louisiana on May 30, 1996. The portion of the lawsuit against Concise was settled in consideration of the payment by Concise of $600,000. This amount was recorded as litigation settlement expense in the second quarter of 1998. Concise has been dismissed with prejudice from the lawsuit.

In addition to the litigation noted above, the Company and its subsidiaries are from time to time subject to routine litigation and claims incidental to their business, which the Company believes will be resolved without material effect on the Company's financial condition, cash flows or operations.


ITEM 2    -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS

HEC began operations on June 8, 1999, in connection with the Consolidation of HEP and HCRC and the acquisition of the direct property interests of Hallwood Group. For accounting purposes, the Consolidation has been treated as a purchase by HEP of the common stock of HCRC and the direct energy interests of Hallwood Group. All information presented for periods prior to June 8, 1999 represents the historical information of HEP because HEP is considered to be the acquiring entity for accounting purposes.

Liquidity and Capital Resources

Cash Flow

HEC used $596,000 of cash flow in operating activities during the first six months of 1999.

The primary cash inflows were:

          o   Proceeds from long-term debt of $6,000,000; and

          o   Distributions received from affiliate of $1,833,000;

Cash was used primarily for:

o        Additions to property and development costs incurred of $4,750,000;

         oCosts incurred in connection with the Consolidation of $2,634,000; and

o        Dividends to shareholders of $2,893,000.

When combined with miscellaneous other cash activity during the period, the result was a decrease of $3,298,000 in HEC's cash from $11,874,000 at December 31, 1998 to $8,576,000 at June 30, 1999.

Exploration and Development Projects and Acquisitions

Since HEP is considered to be the acquiring entity for accounting purposes, the expenditures discussed below represent the costs incurred by HEP prior to June 8, 1999 plus the costs incurred on a consolidated basis subsequent to June 8, 1999.

Through June 30, 1999, HEC incurred $4,750,000 in direct property additions, development, exploitation, and exploration costs. The costs were comprised of $1,182,000 for property acquisitions and approximately $3,568,000 for domestic exploration and development. HEC's 1999 capital budget is currently set at $13,540,000. This budget may be revised up or down due to a number of factors, including future developments that impact availability of capital. The significant capital expenditures for the first six months of 1999 are discussed below.

Rocky Mountain Region

During the first six months of 1999, HEC expended approximately $1,301,000 of its capital budget in the Rocky Mountain Region located in Colorado, Montana, North Dakota, Northwest New Mexico and Wyoming. Of this amount, approximately $676,500 was for the purchase of overriding royalty interests and working interests in 18 coal bed methane properties already operated by HEC, located in San Juan County, New Mexico. Most of the interests purchased qualify for tax credits under Section 29 of the Internal Revenue Code. The majority of the acquired interests were purchased by 44 Canyon LLC ("44 Canyon") a special purpose entity owned by a large East Coast financial institution, from HEC in exchange for cash, a production payment, and promissory notes. HEC's activity in the area began in 1990. The acquisition increases HEC's net current average daily production by 950 mcf per day.

In the second quarter of 1999, HEC installed an additional gas gathering pipeline in LaPlata County, Colorado. HEC anticipates that the additional line will help lower system pressures and will also increase production by 1,000 gross mcf per day. HEC's costs incurred in 1999 for the additional pipeline are approximately $288,000. In the third quarter of 1999, additional facility work to add water disposal capacity is scheduled for completion.

Gulf Coast Region

During 1999, HEC expended approximately $2,452,000 of its capital budget in the Gulf Coast Region in Louisiana and South and East Texas. The following are major projects within the Region.

Mirasoles Project. In 1998, HEC began drilling a 17,000-foot Frio Formation exploration well located in Kenedy County, Texas. Eight potential zones were identified by this exploration play. To date, the lower-most zone was abandoned for mechanical reasons following encouraging, but extremely preliminary, results. In the second zone, reserves were found but the formation was too tight to flow. HEC is currently testing a third potential zone but has not achieved production at a stable rate. As of June 30, 1999, HEC incurred approximately $1,305,000 related to this project and owns a 35% working interest in the well. The well is in a large structural prospect defined by 63 square miles of proprietary 3-D seismic data.

Esperanza Project. During the first six months of 1999, HEC incurred approximately $400,000 for costs associated with two non-operated directional exploration wells testing the Wilcox formation in LaVaca County, Texas. One well was completed in 1998 and is currently producing 10 mmcf per day, gross. HEC also owns an interest in a development well currently being drilled by another operator and in an exploratory well in an adjacent fault block is waiting on completion. HEC owns a 15% working interest in the wells.

Boca Chica Project. In 1999, HEC expended approximately $311,000 participating in a 10,000 foot exploration well in the Big Hum Formation. This exploration well was directionally drilled from the shore to a bottom hole location under the waters of the Gulf of Mexico. Even though the well tested wet, the exploration results were sufficiently encouraging that working interest owners agreed to shoot 3D seismic in the third quarter of 1999 to evaluate future potential. During the first quarter of 2000, HEC anticipates that it will make a second drilling attempt by either reentering the existing wellbore or using a shallow water drilling rig. HEC owns a 25% working interest.

Other

The remaining $647,000 of HEC's capital expenditures incurred in 1999 relate principally to technical general and administrative expenditures and numerous other projects which are completed or underway and which are individually less significant.

Due to the rebounding and  restabilization  of oil prices which occurred  during
the  second  quarter  of  1999,  HEC  is  reevaluating   the  economics  of  the
oil-targeted projects which were postponed during the first quarter.

HEC is in the process of reviewing its properties to identify high cost, non-strategic assets. After this process is complete, HEC may determine to sell certain properties that are not integral to HEC's business, in order to reduce the Company's lifting costs and to more effectively invest the proceeds of any sale.

Dividends

On June 18, 1999, HEC declared a quarterly dividend of $.25 per Series A Cumulative Preferred share, payable on August 13, 1999 to shareholders of record on June 30, 1999.

The Series A Cumulative Preferred Stock has a dividend preference of $1.00 per share per year. HEC may not declare or pay dividends to common shareholders unless full cumulative dividends have been paid on the preferred stock.

Financing

On June 8, 1999, HEC and its lenders entered into an HEC's Amended and Restated Credit Agreement (as amended, the "Credit Agreement") to extend the term date of its line of credit to May 31, 2002. The lenders are Morgan Guaranty Trust Company, First Union National Bank and Nationsbank of Texas. Under the Credit Agreement, HEC has a borrowing base of $84,500,000. At June 30, 1999, HEC had amounts outstanding of $82,200,000 and therefore, HEC's unused borrowing base totaled $2,300,000.

Borrowings against the Credit Agreement bear interest at the lower of the Certificate of Deposit rate plus from 1.375% to 2.125%%, prime plus 1/2% or the Euro-Dollar rate plus from 1.25% to 2.0%. The applicable interest rate was 7.2% at June 30, 1999. Interest is payable monthly, and quarterly principal payments of $10,275,000 commence May 31, 2002.

The borrowing base for the Credit Agreement is redetermined semiannually. The Credit Agreement is secured by a first lien on approximately 80% in value of HEC's oil and gas properties. Additionally, aggregate dividends paid by HEC in any 12 month period are limited to 50% of cash flow from operations before working capital changes and distributions received from affiliates, if the principal amount of debt of HEC is 50% or more of the borrowing base. Aggregate distributions paid by HEC are limited to 65% of cash flow from operations before working capital changes and distributions received from affiliates, if the principal amount of debt is less than 50% of the borrowing base.

At the time of the Consolidation, HCRC had $25,000,000 of 10.32% Senior Subordinated Notes ("Subordinated Notes") due December 23, 2007 and warrants to purchase common stock which were held by The Prudential Insurance Company of America ("Prudential"). On June 8, 1999, the Amended and Restated Subordinated Note and Warrant Purchase Agreement was amended to issue warrants to Prudential to purchase 309,278 shares of HEC's common stock at an exercise price of $7.00 per share. The Subordinated Notes bear interest at the rate of 10.32% per annum on the unpaid balance, payable quarterly. Annual principal payments of $5,000,000 are due December 23, 2003 through December 23, 2007.

HEC recorded the Subordinated Notes and the warrants based upon the relative fair values of the Subordinated Notes without the warrants and of the warrants themselves at the time of Consolidation. The allocated value of the warrants of $1,828,000 was recorded as additional paid-in-capital. The discount on the Subordinated Notes is being amortized over the term of the Subordinated Notes using the interest method of amortization.

For 1999, the Company has established an initial capital budget of $13,540,000. This budget is subject to revision to reflect future developments. It may be impacted by oil and gas price levels, future redeterminations of the borrowing base under the Credit Agreement, proceeds from asset sales and other factors. Additionally, the Company is considering other financing alternatives. Although this budget is not predicated on these other sources of capital, the Company may choose to pursue these other sources of capital, in which case the Company's capital expenditures in 1999 would likely increase.

As part of its risk management strategy, HEC enters into financial contracts to hedge the interest rate payments under its Credit Agreement. HEC does not use the hedges for trading purposes, but rather to protect against the volatility of the cash flows under its Credit Agreement, which has a floating interest rate. The amounts received or paid upon settlement of these transactions are recognized as interest expense at the time the interest payments are due.

All contracts are interest rate swaps with fixed rates. As of June 30, 1999, HEC was a party to eight contracts with three different counterparties.

The following table provides a summary of HEC's financial contracts.

                                                                    Average
                                             Amount of              Contract
               Period                       Debt Hedged            Floor Rate

     Last six months of 1999                $45,000,000                5.65%
     2000                                    45,000,000                5.65
     2001                                    36,000,000                5.23
     2002                                    37,500,000                5.23
     2003                                    37,500,000                5.23
     2004                                     6,000,000                5.23

Issues Related to the Year 2000

General. The following Year 2000 statements constitute a Year 2000 Readiness Disclosure within the meaning of the Year 2000 Information and Readiness Disclosure Act of 1998. The Year 2000 problem has arisen because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize and process date-sensitive information beyond 1999. In general, there are two areas where Year 2000 problems may exist for the Company: information technology such as computers, programs and related systems ("IT") and non-information technology systems such as embedded technology on a silicon chip ("Non IT").

The Plan. The Company's Year 2000 Plan (the "Plan") has four phases: (i) assessment, (ii) inventory, (iii) remediation, testing and implementation and
(iv) contingency plans. Approximately eighteen months ago, the Company began its phase one assessment of its particular exposure to problems that might arise as a result of the new millennium. The assessment and inventory phases have been substantially completed and have identified the Company's IT systems that must be updated or replaced in order to be Year 2000 compliant. Remediation, testing and implementation are scheduled to be completed by August 31, 1999, and the contingency plans phase of the Plan is scheduled to be completed by September 30, 1999.

However, the effects of the Year 2000 problem on IT systems are exacerbated because of the interdependence of computer systems in the United States. The Company's assessment of the readiness of third parties whose IT systems might have an impact on the Company's business has thus far not indicated any material problems; responses have been received to approximately 70% of the inquiries made.

With regard to the Company's Non IT systems, the Company believes that most of these systems can be brought into compliance on schedule. The Company's assessment of third party readiness is not yet completed. Because Non IT systems are embedded chips, it is difficult to determine with complete accuracy where all such systems are located. As part of its Plan, the Company is making formal and informal inquiries of its vendors, customers and transporters in an effort to determine the third party systems that might have embedded technology requiring remediation.

Estimated Costs. Although it is difficult to estimate the total costs of implementing the Plan through January 1, 2000 and beyond, the Company's preliminary estimate is that such costs will not be material. To date, the Company has determined that its IT systems are either compliant or can be made compliant for less than $100,000. However, although management believes that its estimates are reasonable, there can be no assurance, for the reasons stated in the next paragraph, that the actual cost of implementing the Plan will not differ materially from the estimated costs.

Potential Risks. The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. This risk exists both as to the Company's IT and Non IT systems, as well as to the systems of third parties. Such failures could materially and adversely affect the Company's results of operations, cash flow and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third party suppliers, vendors and transporters, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, cash flow or financial condition. Although the Company is not currently able to determine the consequences of Year 2000 failures, its current assessment is that its area of greatest potential risk in its third party relationships is in connection with the transporting and marketing of the oil and gas produced by the Company. The Company is contacting the various purchasers and pipelines with which it regularly does business to determine their state of readiness for the Year 2000. Although in general the purchasers and pipelines will not guaranty their state of readiness, the responses received to date have indicated no material problems. The Company believes that in a worst case scenario, the failure of its purchasers and transporters to conduct business in a normal fashion could have a material adverse effect on cash flow for a period of six to nine months. The Company's Year 2000 Plan is expected to significantly reduce the Company's level of uncertainty about the compliance and readiness of these material third parties. The evaluation of third party readiness will be followed by the Company's development of contingency plans, if necessary.

Cautionary Statement Regarding Forward-Looking Statements. The dates for completion of the phases of the Year 2000 Plan are based on the Company's best estimates, which were derived using numerous assumptions of future events. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-parties and the interconnection of computer systems, the Company cannot ensure its ability to timely and cost-effectively resolve problems associated with the Year 2000 issue that may affect its operations and business. Accordingly, shareholders and potential investors are cautioned that certain events or circumstances could cause actual results to differ materially from those projected, estimated or predicted.

Cautionary Statement Regarding Forward-Looking Statements

In the interest of providing the shareholders with certain information regarding the Company's future plans and operations, certain statements set forth in this Form 10-Q relate to management's future plans and objectives. Such statements are forward-looking statements within the meanings of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although any forward-looking statements contained in this Form 10-Q or otherwise expressed by or on behalf of the Company are, to the knowledge and in the judgment of the officers and directors of the Company, expected to prove true and come to pass, management is not able to predict the future with absolute certainty. Forward-looking statements involve known and unknown risks and uncertainties which may cause the Company's actual performance and financial results in future periods to differ materially from any projection, estimate or forecasted result. Please refer to the Company's Registration Statement dated May 4, 1999, SEC file #333-77409 for additional statements concerning important factors that could cause actual results to differ materially from the Company's expectations. These risks and uncertainties include, among other things, volatility of oil and gas prices, competition, risks inherent in the Company's oil and gas operations, the inexact nature of interpretation of seismic and other geological and geophysical data, imprecision of reserve estimates, the Company's ability to replace and expand oil and gas reserves, and such other risks and uncertainties described from time to time in the Company's periodic reports and filings with the Securities and Exchange Commission. Accordingly, shareholders and potential investors are cautioned that certain events or circumstances could cause actual results to differ materially from those projected, estimated or predicted.

Inflation and Changing Prices

Prices

Prices obtained for oil and gas production depend upon numerous factors that are beyond the control of HEC, including the extent of domestic and foreign production, imports of foreign oil, market demand, domestic and worldwide economic and political conditions, and government regulations and tax laws. Prices for both oil and gas fluctuated significantly, with a distinct downward trend in both oil and gas prices occurring in the calendar year 1998 and through the first quarter of 1999. Prices began to rebound in April 1999. The following table presents the weighted average prices received each quarter by HEC and the effects of the hedging transactions discussed below.


                                      Oil                   Oil                    Gas                    Gas
                                (excluding the         (including the        (excluding the         (including the
                                  effects of             effects of            effects of             effects of
                                    hedging               hedging                hedging                hedging
                                 transactions)         transactions)          transactions)          transactions)
                                   (per bbl)             (per bbl)              (per mcf)              (per mcf)

First quarter - 1998                 $14.80                $15.30                 $2.11                  $2.07
Second quarter - 1998                 13.03                 13.82                  2.08                   2.06
Third quarter - 1998                  12.19                 13.06                  1.85                   1.95
Fourth quarter - 1998                 11.12                 12.29                  1.96                   2.02
First quarter - 1999                  11.33                 11.41                  1.65                   1.81
Second quarter - 1999                 15.99                 15.70                  1.93                   1.91

As part of its risk management strategy, HEC enters into financial contracts to hedge the price of its oil and natural gas. The purpose of the hedges is to provide protection against price decreases and to provide a measure of stability in the volatile environment of oil and natural gas spot pricing. The amounts received or paid upon settlement of hedge contracts are recognized as oil or gas revenue at the time the hedged volumes are sold.

The financial contracts used by HEC to hedge the price of its oil and natural gas production are swaps, collars and participating hedges. Under the swap contracts, HEC sells its oil and gas production at spot market prices and receives or makes payments based on the differential between the contract price and a floating price which is based on spot market indices. As of July 26, 1999, HEC was a party to 38 financial contracts with four different counterparties.

HEC's philosophy is to use derivatives to provide a measure of stability in the volatile price environment of oil and gas, and to furnish an element of predictability in the cash flow of the Company. In general, the Company will hedge up to 50%, on a total equivalent volume basis, of its oil and gas production for the next two forward years, and 30% for each of the three years thereafter. The Company does not ordinarily intend to hedge more than 65% of any one commodity. In addition, HEC will, in most cases, enter into transactions with minimum fixed prices for the production subject to the contracts. This philosophy may be modified as circumstances require.

The following tables provide a summary of HEC's outstanding financial contracts:

                                               Oil                 Contract

                                  Percent of Production           Delivered
            Period                          Hedged               Floor Price

                                    (per bbl)

Last six months of 1999                     50%                     $15.30
Approximately 7% of the oil volumes hedged are subject to a participating hedge under which HEC will receive the contract price if the posted futures price is lower than the contract price, and will receive the contract price plus 25% of the difference between the contract price and the posted futures price if the posted futures price is greater than the contract price. Additionally, 7% of the volumes hedged are subject to a collar agreement whereby HEC will receive the contract price if the spot price is lower than the contract price, the cap price if the spot price is higher than the cap price, and the spot price if that price is between the contract price and the delivered cap price. The cap prices range from $16.50 to $18.35.

                                                Gas                Contract

                                  Percent of Production           Delivered
            Period                           Hedged              Floor Price

                                    (per mcf)

Last six months of 1999                      78%                    $1.95
2000                                         42                      2.04
2001                                         39                      2.05
2002                                         30                      2.04

Between 11% and 26% of the gas volumes hedged in each year are subject to a collar agreement under which HEC will receive the contract price if the spot price is lower than the contract price, the cap price if the spot price is higher than the cap price, and the spot price if that price is between the contract price and the cap price. The cap prices range from $2.16 per mcf to $2.80 per mcf.

During the third quarter through July 26, 1999, the weighted average oil price (for barrels not hedged) was approximately $17.95 per barrel. The weighted average price of natural gas (for mcf not hedged) during that period was approximately $2.10 per mcf.

Inflation

Inflation did not have a material impact on HEC in 1998 and is not anticipated to have a material impact in 1999.

Results of Operations

For accounting purposes, the Consolidation has been treated as a purchase by HEP of the common stock of HCRC and the direct energy interests of Hallwood Group. Accordingly, all information presented for periods prior to June 8, 1999 represents the historical information of HEP because HEP is considered to be the acquiring entity for accounting purposes.

Second Quarter of 1999 Compared to Second Quarter of 1998

The following table is presented to contrast HEC's oil and gas price and production for discussion purposes. Significant fluctuations are discussed in the accompanying narrative.

                                           1999              1998
                                           ----              ----

Gas
  Production (mcf)                      3,960,000         3,396,000
  Price (per mcf)                           $1.91             $2.06

Oil
  Production (bbl)                        193,000           191,000
  Price (per bbl)                          $15.70            $13.82

Gas Revenue

Gas revenue increased $552,000 during the second quarter of 1999 compared with the second quarter of 1998. The increase is the result of an increase in production from 3,396,000 mcf in 1998 to 3,960,000 mcf in 1999 partially offset by a decrease in the average gas price from $2.06 per mcf in 1998 to $1.91 per mcf in 1999. The increase in production is primarily due to the Consolidation which caused an increase in gas production of 562,000 mcf.

The effect of HEC's hedging transactions as described under "Inflation and Changing Prices," during the second quarter of 1999, was to decrease HEC's average gas price from $1.93 per mcf to $1.91 per mcf, representing a $79,000 decrease in revenue from hedging transactions.

Oil Revenue

Oil revenue increased $391,000 during the second quarter of 1999 compared with the second quarter of 1998. The increase is the result of an increase in the average oil price from $13.82 per barrel in 1998 to $15.70 in 1999, and an increase in production from 191,000 barrels in 1998 to 193,000 barrels in 1999. The increase in oil production is primarily due to the Consolidation which caused an increase in oil production of 32,000 barrels, which was largely offset by normal production declines.

The effect of HEC's hedging transactions during the second quarter of 1999 was to decrease HEC's average oil price from $15.99 per barrel to $15.70 per barrel, resulting in a $56,000 decrease in revenue from hedging transactions.

Pipeline, Facilities and Other

Pipeline, facilities and other revenue consists primarily of facilities income from two gathering systems located in New Mexico, revenues derived from salt water disposal and incentive payments related to certain wells in San Juan County, New Mexico and LaPlata County, Colorado. Pipeline, facilities and other revenue increased $454,000 during the second quarter of 1999 compared with the second quarter of 1998. The increase is primarily due to increased incentive payment income from the acquisition of a volumetric production payment during May 1998 and due to the Consolidation which caused a $161,000 increase.

Interest Income

Interest income decreased $125,000 during the second quarter of 1999 compared with the second quarter of 1998 due to a lower average cash balance during 1999.

Production Operating

Production operating expense increased $432,000 during the second quarter of 1999 compared with the second quarter of 1998. The majority of the increase is the result of the Consolidation.

General and Administrative

General and administrative expense includes costs incurred for direct administrative services such as legal, audit and reserve reports as well as allocated internal overhead incurred by the operating company on behalf of HEC. These expenses increased $68,000 during the second quarter of 1999. The Consolidation caused an increase in general and administrative expense of $231,000, which was partially offset by decreases in bank commitment fees, printing and mailing costs and legal fees during the second quarter of 1999.

Depreciation, Depletion and Amortization Expense

Depreciation, depletion and amortization expense increased $1,441,000 during the second quarter of 1999 compared with the second quarter of 1998. The increase is primarily the result of higher capitalized costs and a higher depletion rate in 1999 due to the increase in production primarily caused by the Consolidation.

Impairment of Oil and Gas Properties

Impairment of oil and gas properties during the second quarter of 1998 represents the impairment recorded because capitalized costs at June 30, 1998 exceeded the present value (discounted at 10%) of estimated future net revenues from proved oil and gas reserves, based on prices of $13.00 per barrel of oil and $2.00 per mcf of gas.

Interest

Interest expense increased $724,000 during the second quarter of 1999 compared with the second quarter of 1998 due to a higher average outstanding debt balance during 1999.

Equity in Income (Loss) of HCRC

Equity in income of HCRC increased $2,292,000 during the second quarter through June 8, 1999, compared with the second quarter of 1998. The increase is primarily due to a property impairment recorded by HCRC during the second quarter of 1998.

Minority Interest in Net Income of Affiliates

Minority interest in net income of affiliates represents unaffiliated partners' interest in the net income of the May Partnerships. The decrease of $207,000 during the second quarter of 1999 compared with the second quarter of 1998 is primarily due to the liquidation of three of the six May Partnerships.

Litigation

Litigation income during the second quarter of 1999 represents insurance proceeds which reimbursed costs previously paid in connection with a property related claim. Litigation expense during the second quarter of 1998 represents the amount accrued for the settlement of Ellender lawsuit described in Note 7 of the accompanying financial statements.

Provision (Benefit) for Income Taxes

On June 8, 1999, in connection with the Consolidation, HEC began operations as a taxable entity. Prior to the Consolidation, HEP was a partnership and was not subject to federal income tax. The net benefit for income taxes during the second quarter of 1999 is comprised of a current tax provision and a deferred tax benefit. The current tax provision is less than tax expense computed using statutory tax rates, because HEC was not a taxable entity for the entire quarter.

First Six Months 1999 Compared to the First Six Months 1998

The comparisons for the first six months 1999 and the first six months 1998 are consistent with those discussed in the second quarter 1999 compared to the second quarter of 1998 except as discussed below. The following table is presented to contrast HEC's oil and gas price and production for discussion purposes. Significant fluctuations are discussed in the accompanying narrative.

                                      1999             1998
                                      ----             ----

Gas
  Production (mcf)                    7,540,000        6,661,000
  Price (per mcf)                     $1.86            $2.06

Oil
  Production (bbl)                    383,000          393,000
  Price (per bbl)                     $13.57           $14.58

Gas Revenue

Gas revenue increased $298,000 during the first six months of 1999 as compared to the first six months of 1998. The increase is the result of an increase in production from 6,661,000 mcf in 1998 to 7,540,000 mcf in 1999 partially offset by a decrease in price from $2.06 per mcf in 1998 to $1.86 per mcf in 1999. Approximately 64% of the increase in production is due to the Consolidation and the remainder is primarily due to the acquisition of a volumetric production payment during May 1998.

The effect of HEC's hedging transactions during the first six months of 1999 was to increase HEC's average gas price from $1.80 to $1.86 per mcf representing a $452,000 increase in revenue from hedging transactions.

Oil Revenue

Oil revenue decreased $532,000 during the first six months of 1999 as compared with the first six months of 1998. The decrease is the result of a decrease in the average oil price from $14.58 per barrel in 1998 to $13.57 per barrel in 1999 and a decrease in production from 393,000 barrels in 1998 to 383,000 barrels in 1999. The decrease in oil production is comprised of normal production declines which were partially offset by an increase in production of 32,000 barrels caused by the Consolidation.

The effect of HEC's hedging transactions during the first six months of 1999 was to decrease HEC's average oil price from $13.68 per barrel to $13.57 per barrel, representing a decrease in revenue from hedging transactions of $42,000.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

HEC's primary market risks relate to changes in interest rates and in the prices received from sales of oil and natural gas. HEC's primary risk management strategy is to partially mitigate the risk of adverse changes in its cash flows caused by increases in interest rates on its variable rate debt and decreases in oil and natural gas prices, by entering into derivative financial and commodity instruments, including swaps, collars and participating commodity hedges. By hedging only a portion of its market risk exposures, HEC is able to participate in the increased earnings and cash flows associated with decreases in interest rates and increases in oil and natural gas prices; however, it is exposed to risk on the unhedged portion of its variable rate debt and oil and natural gas production.

Historically, HEC has attempted to hedge the exposure related to its variable rate debt and its forecasted oil and natural gas production in amounts which it believes are prudent based on the prices of available derivatives and the Company's estimated debt levels and deliverable volumes. HEC attempts to manage the exposure to adverse changes in the fair value of its fixed rate debt agreements by issuing fixed rate debt only when business conditions and market conditions are favorable.

HEC does not use or hold derivative instruments for trading purposes nor does it use derivative instruments with leveraged features. HEC's derivative instruments are designated and effective as hedges against its identified risks, and do not of themselves expose HEC to market risk because any adverse change in the cash flows associated with the derivative instrument is accompanied by an offsetting change in the cash flows of the hedged transaction.

All derivative activity is carried out by personnel who have appropriate skills, experience and supervision. The personnel involved in derivative activity must follow prescribed trading limits and parameters that are regularly reviewed by the Board of Directors and by senior management. HEC uses only well-known, conventional derivative instruments and attempts to manage its credit risk by entering into financial contracts with reputable financial institutions.

Following are disclosures regarding HEC's market risk sensitive instruments by major category. Investors and other readers are cautioned to avoid simplistic use of these disclosures. Readers should realize that the actual impact of future interest rate and commodity price movements will likely differ from the amounts disclosed below due to ongoing changes in risk exposure levels and concurrent adjustments to hedging positions. It is not possible to accurately predict future movements in interest rates and oil and natural gas prices.

Commodity Price Risk (non-trading) - HEC hedges a portion of the price risk associated with the sale of its oil and natural gas production through the use of derivative commodity instruments, which consist of swaps, collars and participating hedges. These instruments reduce HEC's exposure to decreases in oil and natural gas prices on the hedged portion of its production by enabling it to effectively receive a fixed price on its oil and gas sales or a price that only fluctuates between a predetermined floor and ceiling. HEC's participating hedges also enable HEC to receive 25% of any increase in prices over the fixed prices specified in the contracts. As of July 26, 1999, HEC has entered into derivative commodity hedges covering an aggregate of 265,000 barrels of oil and 30,119,000 mcf of gas that extend through 2002. Under the these contracts, HEC sells its oil and natural gas production at spot market prices and receives or makes payments based on the differential between the contract price and a floating price which is based on spot market indices. The amount received or paid upon settlement of these contracts is recognized as oil or natural gas revenues at the time the hedged volumes are sold. A hypothetical decrease in oil and natural gas prices of 10% from the prices in effect as of June 30, 1999 would cause a loss in income and cash flows of $3,220,000 during the remaining six months of 1999, assuming that oil and gas production, including production from properties acquired in Consolidation, remain at current levels during the last six months of 1999. This loss in income and cash flows would be offset by a $1,966,000 increase in income and cash flows associated with the oil and natural gas derivative contracts that are in effect for the remaining six months of 1999.

Interest Rate Risks (non-trading) - HEC uses both fixed and variable rate debt to partially finance operations and capital expenditures. As of June 30, 1999, the majority of HEC's debt consists of borrowings under its Credit Agreement which bear interest at a variable rate. HEC hedges a portion of the risk associated with this variable rate debt through derivative instruments, which consist of interest rate swaps and collars. Under the swap contracts, HEC makes interest payments on its Credit Agreement as scheduled and receives or makes payments based on the differential between the fixed rate of the swap and a floating rate plus a defined differential. These instruments reduce HEC's exposure to increases in interest rates on the hedged portion of its debt by enabling it to effectively pay a fixed rate of interest or a rate which only fluctuates within a predetermined ceiling and floor. A hypothetical increase in interest rates of two percentage points would cause a loss in income and cash flows of $822,000 during the remaining six months of 1999, assuming that outstanding borrowings under the Credit Agreement remain at current levels. This loss in income and cash flows would be offset by a $675,000 increase in income and cash flows associated with the interest rate swap and collar agreements that are in effect for the remaining six months of 1999.

PART II  -OTHER INFORMATION


ITEM 1     -  LEGAL PROCEEDINGS

              Reference is made to Item 8 - Notes 12 and 13 of Form 10-K for Hallwood Energy Partners, L.P. for the year ended December 31, 1998 and Notes 6 and 7 of this Form 10-Q.


ITEM 2     -  CHANGES IN SECURITIES

              During the second quarter, in connection with the Consolidation, HEC authorized the issuance of 2,334,165 shares of Series A Cumulative Preferred Stock and adopted a stockholders' rights plan, as described in Note 5 of this Form 10-Q.


ITEM 3     -  DEFAULTS UPON SENIOR SECURITIES

              None.


ITEM 4     -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None.


ITEM 5     -  OTHER INFORMATION

              None.


ITEM 6     -  EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits

4.1.1Executed Rights Agreement dated as of June 8, 1999, between the Company and Registrar and Transfer Company

10.5 Registration Rights Agreement dated as of June 8, 1999, between the Company and The Prudential Insurance Company of America

10.6*Change of Control Agreement between the Company and Certain Executives, dated as of June 9, 1999.

10.7 Amended and Restated Credit Agreement dated as of June 8, 1999, among the Company and certain of its subsidiaries and the Banks listed therein.

10.8 Agreement Regarding Initial Exercise Price dated June 9, 1999, between the Company and The Prudential Insurance Company of America.

10.9*Phantom Working Interest Incentive Plan of Hallwood Energy Corporation dated as of June 8, 1999.

10.10Amended  and  Restated  Subordinated  Note and Warrant  Purchase  Agreement
     dated  as  of  June  8,  1999,  between  Hallwood  Consolidated   Resources
     Corporation and The Prudential Insurance Company of America.

10.11Common Stock  Purchase  Warrant  dated June 8, 1999 between the Company and
     The Prudential Insurance Company of America. 27 Financial Data Schedule

     *Designates management contracts or compensatory plans or arrangements.

              b)  Reports on Form 8-K

                  HEC filed a report on Form 8-K on June 14, 1999, reporting the completion of the Consolidation.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           HALLWOOD ENERGY CORPORATION



Date:  August 11, 1999                     By:  /s/Thomas J. Jung
     --------------------------                 --------------------------------