Form 10-Q
period 1999-09-30
HALLWOOD ENERGY CORP
filed 1999-11-10
CIK 319019

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

MARK ONE
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1999

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

Number of shares outstanding as of November 8, 1999

Common Stock                                                9,999,754
Series A Cumulative Preferred Stock                         2,334,165


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                            HALLWOOD ENERGY CORPORATION
                                            CONSOLIDATED BALANCE SHEETS
                                                    (Unaudited)
                                                   (In thousands)



                                                                     September 30,              December 31,
                                                                          1999                      1998

CURRENT ASSETS
   Cash and cash equivalents                                          $   7,119                    $  11,874
   Accounts receivable:
     Oil and gas revenues                                                12,473                        5,911
     Trade                                                                6,605                        4,040
   Due from affiliates                                                      622                          119
   Prepaid expenses and other current assets                              1,196                        1,338
   Net working capital of affiliate                                                                      236
                                                                   ------------                   ----------
         Total                                                           28,015                       23,518
                                                                       --------                     --------

PROPERTY,  PLANT  AND  EQUIPMENT,  at cost  Oil and gas  properties  (full  cost method):
     Proved mineral interests                                           746,980                      664,799
     Unproved mineral interests                                           4,815                        2,694
   Furniture, fixtures and other                                          3,736                        3,411
                                                                      ---------                    ---------
         Total                                                          755,531                      670,904

   Less accumulated depreciation, depletion,
     amortization and property impairment                              (581,299)                    (565,899)
                                                                        -------                      -------
         Total                                                          174,232                      105,005
                                                                        -------                      -------

OTHER ASSETS
   Deferred expenses and other assets                                     1,402                          408
   Investment in common stock of HCRC                                                                 10,160
                                                                  -------------                     --------
         Total                                                            1,402                       10,568
                                                                      ---------                     --------

TOTAL ASSETS                                                           $203,649                     $139,091
                                                                        =======                      =======














                                         (Continued on the following page)


                                            HALLWOOD ENERGY CORPORATION
                                            CONSOLIDATED BALANCE SHEETS
                                                    (Unaudited)
                                            (In thousands except Shares)



                                                                             September 30,            December 31,
                                                                                  1999                     1998

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                    $  23,674                $  22,921
   Current portion of long-term debt                                                                        9,319
                                                                            ------------                ---------
         Total                                                                    23,674                   32,240
                                                                                --------                 --------

NONCURRENT LIABILITIES
   Long-term debt                                                                103,428                   40,381
   Deferred liability                                                                939                    1,050
                                                                               ---------                ---------
         Total                                                                   104,367                   41,431
                                                                                 -------                 --------

           Total Liabilities                                                     128,041                   73,671
                                                                                 -------                 --------

MINORITY INTEREST IN AFFILIATES                                                      506                    2,788
                                                                               ---------                ---------

COMMITMENTS AND CONTINGENCIES (NOTE 7)

STOCKHOLDERS' EQUITY
   Series A Cumulative Preferred Stock;  5,000,000 shares authorized;  2,334,165 shares issued and outstanding in 1999 and
     1998                                                                         21,386                   21,386
   Common Stock par value $.01 per share; 25,000,000 shares
     authorized; 9,999,754 shares issued and outstanding in 1999 and
     5,599,754 shares issued and outstanding in 1998                                 100                       56
   Additional paid-in capital                                                     68,376                   58,052
   Accumulated deficit                                                           (14,760)                  (16,862)
                                                                                --------                  --------
         Stockholders' equity - net                                               75,102                    62,632
                                                                                --------                  --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $203,649                  $139,091
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


                                            HALLWOOD ENERGY CORPORATION
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)
                                        (In thousands except per Share data)


                                                                                   For the Three Months Ended
                                                                                                    September
                                                                                      30,
                                                                                  1999                    1998
                                                                                  ----                    ----

REVENUES:
   Gas revenue                                                                 $ 10,580                $   7,421
   Oil revenue                                                                    5,063                    2,626
   Pipeline, facilities and other                                                 1,208                    1,067
   Interest                                                                          92                      241
                                                                             ----------                ---------
                                                                                 16,943                   11,355
                                                                                -------                  -------

EXPENSES:
   Production operating                                                           5,238                    2,947
   Facilities operating                                                             148                      136
   General and administrative                                                     1,738                    1,104
   Depreciation, depletion and amortization                                       6,423                    4,617
   Impairment of oil and gas properties                                                                    6,600
   Interest                                                                       2,377                      734
                                                                              ---------                ---------
                                                                                 15,924                   16,138
                                                                                -------                  -------

OTHER EXPENSES:
   Equity in loss of HCRC                                                                                   767
   Minority interest in net income of affiliates                                     56                     203
   Litigation                                                                                               375
                                                                           ------------               ---------
                                                                                     56                   1,345
                                                                              ---------                --------

INCOME (LOSS) BEFORE INCOME TAXES                                                   963                  (6,128)

PROVISION FOR INCOME TAXES:
   Current                                                                          156
   Deferred                                                                         100
                                                                                    256

NET INCOME (LOSS)                                                                   707                  (6,128)

PREFERRED DIVIDENDS                                                                 552                      616
                                                                              ---------                ---------

NET INCOME (LOSS) ATTRIBUTABLE TO
   COMMON SHAREHOLDERS                                                       $      155               $  (6,744)
                                                                              =========                ========

     NET INCOME (LOSS) PER SHARE - BASIC                                    $       .02              $    (1.20)
                                                                             ==========               =========

     NET INCOME (LOSS) PER SHARE - DILUTED                                  $       .02              $    (1.20)
                                                                             ==========               =========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                       10,000                   5,600
                                                                                =======                ========

PRO FORMA INFORMATION ASSUMING PROVISION
   FOR INCOME TAXES APPLIED RETROACTIVELY (NOTE 1)

     Income (loss) before income taxes                                       $      963               $  (6,128)

     Provision for income taxes


     Net income (loss)                                                       $      963               $  (6,128)
                                                                              =========                ========

     Net income (loss) attributable to common shareholders                   $      411               $  (6,744)
                                                                              =========                ========

     Net income (loss) per share - basic                                    $       .04             $     (1.20)
                                                                             ==========              ==========

     Net income (loss) per share - diluted                                  $       .04             $     (1.20)
                                                                             ==========              ==========

               The accompanying notes are an integral part of the
                             financial statements.


                                            HALLWOOD ENERGY CORPORATION
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)
                                        (In thousands except per Share data)


                                                                                    For the Nine Months Ended
                                                                                          September 30,
                                                                                  1999                    1998

REVENUES:
   Gas revenue                                                                 $ 24,616                 $ 21,159
   Oil revenue                                                                   10,261                    8,356
   Pipeline, facilities and other                                                 3,847                    2,743
   Interest                                                                         269                      567
                                                                              ---------                ---------
                                                                                 38,993                   32,825
                                                                                -------                  -------

EXPENSES:
   Production operating                                                          11,728                    9,008
   Facilities operating                                                             475                      381
   General and administrative                                                     4,232                    3,353
   Depreciation, depletion and amortization                                      15,235                   11,234
   Impairment of oil and gas properties                                                                    9,200
   Interest                                                                       4,468                    1,927
                                                                               --------                 --------
                                                                                 36,138                   35,103
                                                                                -------                  -------

OTHER INCOME (EXPENSES):
   Equity in loss of HCRC                                                         (419)                 (3,090)
   Minority interest in net income of affiliates                                  (252)                   (787)
   Litigation                                                                       100                   (930)
                                                                               --------               --------
                                                                                  (571)                 (4,807)
                                                                              --------                --------

INCOME (LOSS) BEFORE INCOME TAXES                                                 2,284                 (7,085)

PROVISION FOR INCOME TAXES:
   Current                                                                          182

NET INCOME (LOSS)                                                                 2,102                 (7,085)

PREFERRED DIVIDENDS                                                               1,752                    1,848
                                                                               --------                 --------

NET INCOME (LOSS) ATTRIBUTABLE TO
   COMMON SHAREHOLDERS                                                       $      350               $  (8,933)
                                                                              =========                ========

     NET INCOME (LOSS) PER SHARE - BASIC                                    $       .05               $   (1.60)
                                                                             ==========                ========

     NET INCOME (LOSS) PER SHARE - DILUTED                                  $       .05               $   (1.60)
                                                                             ==========                ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                        7,437                    5,600
                                                                               ========                 ========

PRO FORMA INFORMATION ASSUMING PROVISION
   FOR INCOME TAXES APPLIED RETROACTIVELY (NOTE 1)

     Income (loss) before income taxes                                        $   2,284               $  (7,085)

     Provision for income taxes


     Net income (loss)                                                        $   2,284               $  (7,085)
                                                                               ========                ========

     Net income (loss) attributable to common shareholders                   $      532               $  (8,933)
                                                                              =========                ========

     Net income (loss) per share - basic                                     $      .07              $    (1.60)
                                                                              =========               =========

     Net income (loss) per share - diluted                                   $      .07              $    (1.60)
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


                                            HALLWOOD ENERGY CORPORATION
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)
                                                   (In thousands)

                                                                                  For the Nine Months Ended
                                                                                        September 30,
                                                                                  1999                 1998

OPERATING ACTIVITIES:
    Net income (loss)                                                           $  2,102            $  (7,085)
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
          Depreciation, depletion and amortization                                15,235                11,234
          Impairment of oil and gas properties                                                           9,200
          Depreciation charged to affiliates                                         165                   188
          Equity in loss of HCRC                                                     419                 3,090
          Minority interest in net income                                            252                   787
          Undistributed earnings of affiliates                                   (1,176)                 (508)
          Gain on asset disposals                                                                        (188)
          Amortization of deferred loan costs and debt discount                      202                    54
          Noncash interest expense                                                                          15
          Recoupment of take-or-pay liability                                      (173)                  (99)

    Changes in  operating  assets and  liabilities  provided  (used) cash net of noncash activity:
          Oil and gas revenues receivable                                        (2,673)                 3,344
          Trade receivables                                                      (2,216)                 (323)
          Due from affiliates                                                    (3,863)                 (874)
          Prepaid expenses and other current assets                                  371                 (240)
          Accounts payable and accrued liabilities                               (1,800)                 1,548
                                                                               --------               --------
                Net cash provided by operating activities                          6,845                20,143
                                                                                --------               -------

INVESTING ACTIVITIES:
    Additions to property, plant and equipment                                   (3,498)              (19,772)
    Exploration and development costs incurred                                   (7,037)               (9,561)
    Costs incurred in connection with the Consolidation                          (2,890)
    Proceeds from sales of property, plant and equipment                             143                   189
    Distributions received from affiliate                                          1,635                   639
    Other investing activities                                                                            (21)
                                                                           -------------            ---------
                Net cash used in investing activities                           (11,647)              (28,526)
                                                                               --------              --------

FINANCING ACTIVITIES:
    Proceeds from long-term debt                                                   6,000                24,500
    Proceeds from equity offering net of syndication costs                                              16,517
    Payments of long-term debt                                                   (2,000)              (18,286)
    Dividends paid                                                               (3,477)               (7,072)
    Payment of contract settlement                                                                     (2,767)
    Distributions paid by consolidated affiliates to minority interest             (429)               (1,200)
    Exercise of options                                                                                    199
    Capital contribution                                                                                   171
    Syndication costs                                                               (47)
                                                                             ----------
                Net cash provided by financing activities                             47                12,062
                                                                              ----------               -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             (4,755)                 3,679

CASH AND CASH EQUIVALENTS:

BEGINNING OF PERIOD                                                               11,874                 6,622
                                                                                 -------              --------

END OF PERIOD                                                                  $   7,119              $ 10,301
                                                                                ========               =======

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

                                                           For the Three Months Ended September 30,
                                                             1999                                              1998
                               ------------------------------------------------------------------------------------
                                     As           Acquired                             As           Acquired
                                  Reported       Interests         Pro Forma        Reported        Interests        Pro Forma
                                                             (In thousands except per Share data)

Revenues                          $16,943                           $16,943         $11,355         $  6,956         $ 18,311
Net income (loss)                     707                               707           (6,128)         (4,576)         (10,704)
Net income (loss)
   attributable to
     common
     shareholders                     155                               155            (6,744)        (4,576)         (11,320)
Net income (loss)
   per share - basic            $     .02                          $    .02          $  (1.20)                       $   (1.13)
                                 ========                           =======           =======                         ========
Net income (loss)
   per share - diluted          $     .02                          $    .02          $  (1.20)                       $   (1.13)
                                 ========                           =======           =======                         ========

Production:
   Gas (mcf)                        5,476                             5,476             3,802          2,394            6,196
   Oil (bbl)                          278                               278               201            147              348




                                                            For the Nine Months Ended September 30,
                                                             1999                                              1998
                               ------------------------------------------------------------------------------------
                                     As           Acquired                             As           Acquired
                                  Reported       Interests         Pro Forma        Reported        Interests        Pro Forma
                                                             (In thousands except per Share data)

Revenues                          $38,993          $11,971           $50,964          $32,825       $ 18,528         $ 51,353
Net income (loss)                   2,102           (1,065)            1,037           (7,085)       (15,655)         (22,740)
Net income (loss)
   attributable to
     common
     shareholders                     350           (1,065)             (715)          (8,933)       (15,655)         (24,588)
Net income (loss)
   per share - basic            $     .05                          $    (.07)        $  (1.60)                      $   (2.46)
                                 ========                           ========          =======                        ========
Net income (loss)
   per share - diluted          $     .05                          $    (.07)        $  (1.60)                      $   (2.46)
                                 ========                           ========          =======                        ========

Production:
   Gas (mcf)                       13,016            4,097            17,113           10,463          5,937           16,400
   Oil (bbl)                          661              252               913              594            449            1,043

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

                                                                    Income
                                                                     (Loss)          Shares          Per Share
                                                                         (In thousands except per Share data)

For the Three Months Ended September 30, 1999
   Net income per share - basic                                     $    155             10,000         $    .02
                                                                     -------            -------          =======
  Net income per share - diluted                                    $    155             10,000         $    .02
                                                                     =======            =======          =======

For the Nine Months Ended September 30, 1999
   Net income per share- basic                                      $    350              7,437          $   .05
                                                                     -------           --------           ======
  Net income per share- diluted                                     $    350              7,437          $   .05
                                                                     =======           ========           ======

For the Three Months Ended September 30, 1998
   Net loss per share- basic                                        $ (6,744)             5,600          $(1.20)
                                                                     -------           --------           =====
  Net loss per share - diluted                                      $ (6,744)             5,600          $(1.20)
                                                                     =======           ========           =====

For the Nine Months Ended September 30, 1998
   Net loss per share - basic                                       $ (8,933)             5,600          $(1.60)
                                                                     -------           --------           =====
  Net loss per share - diluted                                      $ (8,933)             5,600          $(1.60)
                                                                     =======           ========           =====

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

On June 8, 1999, HEC and its lenders entered into an Amended and Restated Credit Agreement (as amended, the "Credit Agreement") to extend the term date of its line of credit to May 31, 2002. The lenders are Morgan Guaranty Trust Company, First Union National Bank and Bank of America. The terms of the Credit Agreement were amended on October 15, 1999, to, among other matters, increase HEC's borrowing base to $90,000,000. At September 30, 1999, HEC had amounts outstanding of $80,200,000. On October 22, 1999, HEC borrowed an additional $7,000,000 to acquire certain oil and gas properties located principally in the Yoakum Gorge area of Lavaca County, Texas (see Note 8). Therefore, HEC's unused borrowing base totaled $2,800,000 at November 8, 1999.

Borrowings against the Credit Agreement bear interest at the lower of the Certificate of Deposit rate plus from 1.375% to 2.125%, prime plus 1/2% or the Euro-Dollar rate plus from 1.25% to 2.0%. The applicable interest rate was 7.375% at September 30, 1999. Interest is payable monthly, and quarterly principal payments, including repayments of the borrowing made subsequent to September 30, 1999, of $12,457,000 commence May 31, 2002.

The borrowing base for the Credit Agreement is typically redetermined semiannually, although the lenders have the right to make a redetermination at anytime. The Credit Agreement is secured by a first lien on approximately 80% in value of HEC's oil and gas properties. Additionally, aggregate dividends paid by HEC in any 12 month period are limited to 50% of cash flow from operations before working capital changes and distributions received from affiliates, if the principal amount of debt of HEC is 50% or more of the borrowing base. Aggregate dividends paid by HEC are limited to 65% of cash flow from operations before working capital changes and distributions received from affiliates, if the principal amount of debt is less than 50% of the borrowing base.

At the time of the Consolidation, HCRC had $25,000,000 of 10.32% Senior Subordinated Notes ("Subordinated Notes") due December 23, 2007 and warrants to purchase common stock which were held by The Prudential Insurance Company of America ("Prudential"). On June 8, 1999, the Amended and Restated Subordinated Note and Warrant Purchase Agreement (the "Note Agreement") was amended to issue warrants to Prudential to purchase 309,278 shares of HEC's Common Stock at an exercise price of $7.00 per share. The terms of the Note Agreement were further amended on October 15, 1999 to exclude certain hedging transactions of the subsidiaries of HEC from the calculation of indebtedness. The Subordinated Notes bear interest at the rate of 10.32% per annum on the unpaid balance, payable quarterly. Annual principal payments of $5,000,000 are due December 23, 2003 through December 23, 2007.

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

All contracts are interest rate swaps with fixed rates. As of September 30, 1999, HEC was a party to eight contracts with three different counterparties.

The following table provides a summary of HEC's financial contracts.

                                                                    Average
                                             Amount of              Contract
               Period                       Debt Hedged            Floor Rate

     Last three months of 1999              $45,000,000                5.65%
     2000                                    45,000,000                5.65
     2001                                    36,000,000                5.23
     2002                                    37,500,000                5.23
     2003                                    37,500,000                5.23
     2004                                     6,000,000                5.23

NOTE 3    -  STATEMENTS OF CASH FLOWS

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

                                                             Fair Value of
                                                           Acquired Interest
                                                            (In thousands)

Current assets                                                $   4,823
Oil and gas properties - net                                     81,348
Other assets                                                      1,140
Current liabilities                                              (2,587)
Long-term debt                                                  (49,672)
Other noncurrent liabilities                                        (62)

At the time of the Consolidation, HEC recorded the allocated value of the warrants, described in Note 2, as $1,828,000 in additional paid-in-capital which represented a noncash financing transaction during the first nine months of 1999.

Cash paid for interest during the nine months ended September 30, 1999 and 1998 was $4,251,000 and $1,845,000, respectively.


NOTE 4 -  STOCK OPTION GRANT

On June 9, 1999, HEC granted options to purchase 600,000 shares of common stock at an exercise price of $7.00 per share which was equal to the fair market value of the common stock on the date of grant. The options expire on June 9, 2006, unless sooner terminated pursuant to the provisions of the plan. One-third of the options are vested, and the remainder vest one-third on June 8, 2000 and one-third on June 8, 2001.


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

NOTE 7    -  LEGAL SETTLEMENTS

In connection with the Consolidation, HEC assumed the liability for two lawsuits filed against Hallwood Group and certain individuals and related to the direct energy interests acquired from Hallwood Group. These lawsuits, both filed in federal court in Denver, Colorado, have been settled, and payment of the settlement amount and dismissal of the cases will occur thirty days after the court has given final approval for the settlement. HEC is obligated to pay approximately $650,000 in connection with these lawsuits, and that amount was accrued as a liability on the Company's balance sheet in connection with the Consolidation. It is anticipated that the court will give its final approval for the settlement prior to the end of 1999.

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


NOTE 8    -  SUBSEQUENT EVENT

On October 20, 1999, HEC acquired oil and gas properties located principally in the Yoakum Gorge area of Lavaca County, Texas for $7,300,000 and future contingent consideration.


ITEM 2    -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS

Overview

HEC began operations on June 8, 1999, in connection with the Consolidation of HEP and HCRC and the acquisition of the direct property interests of Hallwood Group. For accounting purposes, the Consolidation has been treated as a purchase by HEP of the common stock of HCRC and the direct energy interests of Hallwood Group. Therefore, the quarter ended September 30, 1999, was the first full quarter after the Consolidation and generally accepted accounting principles require reporting of results on a basis that makes it difficult to compare to prior years. Therefore, this Overview provides certain information on both GAAP basis and on a pro forma basis as if the Consolidation had been completed on January 1, 1998.

In October 1999, as a result of a sudden increase in water production, HEC temporarily suspended production in the A.L. Boudreaux well located in the Scott Field of Lafayette Parish, Louisiana in order to plug back several water producing intervals and to attempt to open additional producing formation within the Bol Mex 3 Zone. Stabilized production rates are expected in the range of 8 to 10 mmcfd and 160 to 200 bopd, which fall below pre-workover rates. Precise results from the recompletion are not yet available, however, HEC expects to quantify the extent of revisions by year-end. The G.S. Boudreaux well, also located in the Scott Field, stopped producing in early October 1999, after experiencing significant increased water production.

Pro Forma Results

On a pro forma basis, revenues decreased approximately 7% and production decreased approximately 14% for the third quarter of 1999 compared to the third quarter of 1998 and revenues decreased approximately 1% for the first nine months of 1999 compared to the first nine months of 1998.

The pro forma decrease in revenues and production during the third quarter of 1999 is primarily attributable to lower production from the A. L. Boudreaux and G.S. Boudreaux wells in South Louisiana, as previously reported. Although the decline in production from these wells occurred earlier than was projected, the Company has been planning for the eventual depletion of these wells for several years. The recently announced acquisition of additional Lower Wilcox interests from Seisgen Exploration, Inc. ("Seisgen") brought HEC into a play that has wells similar in productivity to its A. L. Boudreaux well. The 1998 repurchase of a volumetric production payment in 34 coal bed methane wells located in La Plata County, Colorado, has resulted in the San Juan Basin becoming HEC's most significant producing area. In the third quarter of 1999, the San Juan Basin comprised 41% of HEC's production, in contrast to South Louisiana, which, in total, comprised only 17% of HEC's production. As a result of this activity, the Company's fourth quarter production is expected to be substantially equivalent to third quarter levels.

GAAP Results

On a GAAP basis, as described in greater detail in the remainder of this discussion, revenues and production increased significantly from the third quarter and first nine months of 1998 to the same periods in 1999, primarily because the Consolidation is treated as a purchase by HEP of the assets of HCRC and the energy interests of The Hallwood Group Incorporated.

Liquidity and Capital Resources

The following information presented for periods prior to June 8, 1999 represents the historical information of HEP because HEP is considered to be the acquiring entity for accounting purposes.

Cash Flow

HEC had $6,845,000 of cash flow from operating activities during the first nine months of 1999.

The other primary cash inflows were:

          o   Proceeds from long-term debt of $6,000,000; and

          o   Distributions received from affiliate of $1,635,000;

Cash was used primarily for:

o        Additions to property and development costs incurred of $10,535,000;

         oCosts incurred in connection with the Consolidation of $2,890,000;

o        Dividends to shareholders of $3,477,000.

o        Payments of long-term debt of $2,000,000.

When combined with miscellaneous other cash activity during the period, the result was a decrease of $4,755,000 in HEC's cash from $11,874,000 at December 31, 1998 to $7,119,000 at September 30, 1999.

Exploration and Development Projects and Acquisitions

Since HEP is considered to be the acquiring entity for accounting purposes, the expenditures discussed below represent the costs incurred by HEP prior to June 8, 1999 plus the costs incurred on a consolidated basis subsequent to June 8, 1999.

Through September 30, 1999, HEC incurred $10,535,000 in direct property additions, development, exploitation, and exploration costs. The costs were comprised of $3,498,000 for property acquisitions and approximately $7,037,000 for domestic exploration and development. HEC's 1999 capital budget was initially set at $13,540,000 but was subsequently increased to $20,540,000 ($24,000,000 including HCRC's capital expenditures prior to the Consolidation) to allow for the purchase of certain of Seisgen's oil and gas interests discussed below. The acquisition in October 1999 and the significant capital expenditures through September 30, 1999 are as follows:

Rocky Mountain Region

During the first nine months of 1999, HEC expended approximately $3,553,000 of its capital budget in the Rocky Mountain Region located in Colorado, Montana, North Dakota, Northwest New Mexico and Wyoming. Of this amount, approximately $676,500 was spent for the purchase of overriding royalty interests and working interests in 18 coal bed methane properties already operated by HEC, located in San Juan County, New Mexico. Most of the interests purchased qualify for tax credits under Section 29 of the Internal Revenue Code. In order to monetize these credits, the majority of the acquired interests were sold to 44 Canyon LLC ("44 Canyon"), a special purpose entity owned by a large East Coast financial institution, by HEC in exchange for cash, a production payment, and promissory notes. HEC's activity in the area began in 1990. The production payment from the sale to 44 Canyon increased HEC's net current average daily production by 950 mcf per day.

In the third quarter of 1999, HEC expended approximately $1,372,000 drilling three infill Dakota/Morrison gas wells, which are operated by HEC, in Garfield County, Colorado. HEC anticipates all three wells will begin sales production in November of 1999 at a combined rate of 2,300 mcf per day. HEC's current working interest in the three wells is 100%.

In the second quarter of 1999, HEC installed an additional gas-gathering pipeline in LaPlata County, Colorado. HEC anticipates that the additional line will help lower system pressures and will increase production by 1,000 mcf per day. HEC's costs incurred in 1999 for the additional pipeline are approximately $266,000. Also, additional water disposal capacity is scheduled for completion in the fourth quarter of 1999.

Gulf Coast Region

During 1999, HEC made a property acquisition for $7,300,000 and expended approximately $4,848,000 of its capital budget in the Gulf Coast Region in Louisiana and South and East Texas. The following are major projects within the region.

In October 1999, HEC acquired from Seisgen, interests in 34 wells having current net production of 4,500 mcf per day and 3.5 bcf of proven reserves. The proved reserves have a present value, discounted at 10%, of $6,200,000 using non-escalated prices of $2.50 mcf of gas and $18.50 per barrel of oil. HEC also acquired significant non-producing reserves including drilling locations, exploration acreage, and 3-D seismic data having an estimated value of $2,200,000. The assets are located principally in the Yoakum Gorge area of Lavaca County, Texas. These assets were acquired for $7,300,000 and future contingent considerations. HEC believes that the acquisition has significant potential upside value and will expand opportunities in an area where HEC has been active since 1998.
Discussed below are HEC's current projects relating to Yoakum Gorge.

Yoakum Gorge Project. During the first nine months of 1999, HEC incurred approximately $1,805,000 for costs associated with five non-operated directional exploration wells testing the Wilcox Steven sands in Lavaca County, Texas. One well drilled in 1998 and two additional wells drilled in 1999 are currently producing, one well is currently drilling, and another well is waiting on completion. The average rate of the producers to date is approximately 25,000 mcf per day. HEC has a working interest of 26.7% in the well. With the additional opportunities provided by the acquisition from Seisgen, HEC anticipates continued activity in the area.

Bell Prospect. In 1998, HEC drilled one successful well within the Bell prospect located in Houston County, Texas. HEC is currently sidetracking another well to develop reserves in the Buda formation. In addition, HEC will be testing the Georgetown formation in the same wellbore. Also, in the fourth quarter of 1999, HEC plans to drill a proved undeveloped well in the area. HEC's costs incurred in 1999 are approximately $413,000 for all costs associated with this prospect.

Mirasoles Project. In 1998, HEC began drilling a 17,000-foot Frio Formation exploration well located in Kenedy County, Texas. Eight prospective horizons were identified while drilling this large structural prospect defined by 63 miles of proprietary 3-D seismic data. Testing the deepest and highest potential zone was not possible due to mechanical problems. HEC tested three shallower zones, but found only subcommercial oil. In 1999, HEC incurred approximately $1,400,000 related to this project and HEC operates the well and owns a 35% working interest in the well. The well is temporarily abandoned and HEC is currently investigating the possibility of another attempt to complete the deepest zone. Evaluation is underway to determine the likelihood of the deep zone being a gas-bearing zone.

Boca Chica Project. In 1999, HEC incurred approximately $410,000 for seismic and all costs associated with its participation in an exploration well, which was directionally drilled from the shore to a bottom hole location under the waters of the Gulf of Mexico. This 10,000-foot exploration well in the Big Hum formation tested wet, yet the exploration results were sufficiently encouraging that working interest owners shot 3-D seismic over the area in the third quarter of 1999. Subject to favorable 3-D seismic interpretation, HEC anticipates that in the first quarter of 2000, it will make a second drilling attempt by either reentering the existing wellbore or using a shallow-water drilling rig. HEC owns a 25% working interest in the well.

Louisiana. HEC is planning to re-enter the G.S. Boudreaux wellbore and directionally drill the well to an updip position to explore for Marg Tex Sand production in an adjacent fault block. HEC also anticipates drilling the alternate unit development well in the G.S. Boudreaux Unit approximately 1,000 feet updip to develop the Bol Mex 3 attic gas. This action should have the effect of increasing recoverable reserves from the unit as well as accelerating the associated cash flow.

Other

The remaining $2,134,000 of HEC's capital expenditures incurred in 1999 relate principally to technical general and administrative expenditures and numerous other projects which are completed or underway and which are individually less significant.

Future Plans

HEC is planning to sell its interests in approximately 500 non-strategic oil and gas wells over the next several months. These sales are being made in an effort to better focus the Company on its core areas of Colorado, Utah, New Mexico, Texas and Louisiana and at the same time, reduce its level of debt. These wells represent approximately 34% of HEC's total well count, and approximately 11% of HEC's reserve value. Proceeds from the sales will be used to reduce debt.

Although HEC does not anticipate depletion replacement for 1999, HEC anticipates a capital budget for 2000 in the range of $24,000,000.

Dividends

On September 20, 1999, HEC declared a quarterly dividend of $.25 per Series A Cumulative Preferred share, payable on November 15, 1999 to shareholders of record on September 30, 1999.

The Series A Cumulative Preferred Stock has a dividend preference of $1.00 per share per year. HEC may not declare or pay dividends to common shareholders unless full cumulative dividends have been paid on the preferred stock.

Financing

On June 8, 1999, HEC and its lenders entered into an Amended and Restated Credit Agreement (as amended, the "Credit Agreement") to extend the term date of its line of credit to May 31, 2002. The lenders are Morgan Guaranty Trust Company, First Union National Bank and Bank of America. The terms of the Credit Agreement were amended on October 15, 1999, to, among other matters, increase HEC's borrowing base to $90,000,000. At September 30, 1999, HEC had amounts outstanding of $80,200,000. On October 22, 1999, HEC borrowed an additional $7,000,000 to acquire certain oil and gas properties from Seisgen as described above. Therefore, HEC's unused borrowing base totaled $2,800,000 at November 8, 1999.

Borrowings against the Credit Agreement bear interest at the lower of the Certificate of Deposit rate plus from 1.375% to 2.125%, prime plus 1/2% or the Euro-Dollar rate plus from 1.25% to 2.0%. The applicable interest rate was 7.375% at September 30, 1999. Interest is payable monthly, and quarterly principal payments, including repayments of the borrowing made subsequent to September 30, 1999, of $12,457,000 commence May 31, 2002.

The borrowing base for the Credit Agreement is typically redetermined semiannually, although the lenders have the right to make a redetermination at anytime. The Credit Agreement is secured by a first lien on approximately 80% in value of HEC's oil and gas properties. Additionally, aggregate dividends paid by HEC in any 12 month period are limited to 50% of cash flow from operations before working capital changes and distributions received from affiliates, if the principal amount of debt of HEC is 50% or more of the borrowing base. Aggregate dividends paid by HEC are limited to 65% of cash flow from operations before working capital changes and distributions received from affiliates, if the principal amount of debt is less than 50% of the borrowing base.

At the time of the Consolidation, HCRC had $25,000,000 of 10.32% Senior Subordinated Notes ("Subordinated Notes") due December 23, 2007 and warrants to purchase common stock which were held by The Prudential Insurance Company of America ("Prudential"). On June 8, 1999, the Amended and Restated Subordinated Note and Warrant Purchase Agreement (the "Note Agreement") was amended to issue warrants to Prudential to purchase 309,278 shares of HEC's Common Stock at an exercise price of $7.00 per share. The terms of the Note Agreement were further amended on October 15, 1999 to exclude certain hedging transactions of the subsidiaries of HEC from the calculation of indebtedness. The Subordinated Notes bear interest at the rate of 10.32% per annum on the unpaid balance, payable quarterly. Annual principal payments of $5,000,000 are due December 23, 2003 through December 23, 2007.

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

For 1999, the Company had established an initial capital budget of $13,540,000 but as a result of the acquisition from Seisgen and other capital expenditures added throughout the year, it is estimated that the total capital expenditures for 1999 will be $20,540,000 ($24,000,000 including HCRC's capital expenditures prior to the Consolidation). HEC's preliminary estimates indicate that its capital budget for 2000 will be in the range of $24,000,000. These budgets are subject to further revision to reflect future developments. They may be impacted by oil and gas price levels, future redeterminations of the borrowing base under the Credit Agreement, proceeds from asset sales and other factors.

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

All contracts are interest rate swaps with fixed rates. As of September 30, 1999, HEC was a party to eight contracts with three different counterparties.

The following table provides a summary of HEC's financial contracts.

                                                                    Average
                                             Amount of              Contract
               Period                       Debt Hedged            Floor Rate

     Last three months of 1999              $45,000,000                5.65%
     2000                                    45,000,000               5.65
     2001                                    36,000,000               5.23
     2002                                    37,500,000                5.23
     2003                                    37,500,000                5.23
     2004                                     6,000,000                5.23

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

The Plan. The Company's Year 2000 Plan (the "Plan") has four phases: (i) assessment, (ii) inventory, (iii) remediation, testing and implementation and
(iv) contingency plans. Approximately twenty-one months ago, the Company began its phase one assessment of its particular exposure to problems that might arise as a result of the new millennium. The assessment and inventory phases have been substantially completed and have identified the Company's IT systems that must be updated or replaced in order to be Year 2000 compliant. Remediation, testing and implementation was substantially completed on September 30, 1999, and the contingency plans phase of the Plan is scheduled to be completed by November 30, 1999.

However, the effects of the Year 2000 problem on IT systems are exacerbated because of the interdependence of computer systems in the United States. The Company's assessment of the readiness of third parties whose IT systems might have an impact on the Company's business has thus far not indicated any material problems; responses have been received to approximately 70% of the inquiries made.

With regard to the Company's Non IT systems, the Company believes that most of these systems can be brought into compliance on schedule. Because Non IT systems are embedded chips, it is difficult to determine with complete accuracy where all such systems are located. However, to the best knowledge of management, the Company's assessment of third party readiness is complete.

Estimated Costs. Although it is difficult to estimate the total costs of implementing the Plan through January 1, 2000 and beyond, the Company's preliminary estimate is that such costs will not be material. To date, the Company has determined that its IT systems are either compliant or can be made compliant for less than $40,000. However, although management believes that its estimates are reasonable, there can be no assurance, for the reasons stated in the next paragraph, that the actual cost of implementing the Plan will not differ materially from the estimated costs.

Potential Risks. The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. This risk exists both as to the Company's IT and Non IT systems, as well as to the systems of third parties. Such failures could materially and adversely affect the Company's results of operations, cash flow and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in large part from the uncertainty of the Year 2000 readiness of third party suppliers, vendors and transporters, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, cash flow or financial condition. Primarily because of its reliance on third party suppliers, the Company is not currently able to determine the consequences of Year 2000 failures, however, its current assessment is that its area of greatest potential risk in its third party relationships is in connection with the transporting and marketing of the oil and gas produced by the Company. The Company has contacted the various purchasers and pipelines with which it regularly does business to determine their state of readiness for the Year 2000. Although in general the purchasers and pipelines contacted will not guaranty their state of readiness, to date, none have indicated that they expect to encounter any serious problems. The Company believes that in a worst case scenario, the failure of its purchasers and transporters to conduct business in a normal fashion could have a material adverse effect on cash flow for a period of six to nine months.

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

Cautionary Statement Regarding Forward-Looking Statements

In the interest of providing the shareholders with certain information regarding the Company's future plans and operations, certain statements set forth in this Form 10-Q relate to management's future plans and objectives. Such statements are forward-looking statements within the meanings of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although any forward-looking statements contained in this Form 10-Q or otherwise expressed by or on behalf of the Company are, to the knowledge and in the judgment of the officers and directors of the Company, expected to prove true and come to pass, management is not able to predict the future with absolute certainty. Forward-looking statements involve known and unknown risks and uncertainties which may cause the Company's actual performance and financial results in future periods to differ materially from any projection, estimate or forecasted result. Please refer to the Company's Registration Statement dated May 4, 1999, SEC file #333-77409 for additional statements concerning important factors that could cause actual results to differ materially from the Company's expectations. These risks and uncertainties include, among other things, volatility of oil and gas prices, competition, risks inherent in the Company's oil and gas operations, risk of mechanical failure, the inexact nature of interpretation of seismic and other geological and geophysical data, imprecision of reserve estimates, the availability of capital, the Company's ability to replace and expand oil and gas reserves, and such other risks and uncertainties described from time to time in the Company's periodic reports and filings with the Securities and Exchange Commission. Accordingly, shareholders and potential investors are cautioned that certain events or circumstances could cause actual results to differ materially from those projected, estimated or predicted.

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

First quarter - 1998                 $14.80                $15.30                 $2.11                  $2.07
Second quarter - 1998                 13.03                 13.82                  2.08                   2.06
Third quarter - 1998                  12.19                 13.06                  1.85                   1.95
Fourth quarter - 1998                 11.12                 12.29                  1.96                   2.02
First quarter - 1999                  11.33                 11.41                  1.65                   1.81
Second quarter - 1999                 15.99                 15.70                  1.93                   1.91
Third quarter - 1999                  20.22                 18.21                  2.25                   1.95

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

The financial contracts used by HEC to hedge the price of its oil and natural gas production are swaps, collars and participating hedges. Under the swap contracts, HEC sells its oil and gas production at spot market prices and receives or makes payments based on the differential between the contract price and a floating price which is based on spot market indices. As of October 26, 1999, HEC was a party to 38 financial contracts with four different counterparties.

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

The following tables provide a summary of HEC's outstanding financial contracts:

                                               Oil                 Contract

                                  Percent of Production           Delivered
            Period                          Hedged               Floor Price

                                                                  (per bbl)

Last three months of 1999                   48%                     $15.30
2000                                      26                         17.00

Approximately 7% of the oil volumes hedged for the remainder of 1999 are subject to a participating hedge under which HEC will receive the contract price if the posted futures price is lower than the contract price, and will receive the contract price plus 25% of the difference between the contract price and the posted futures price if the posted futures price is greater than the contract price. Additionally, 7% of the volumes hedged for the remainder of 1999 are subject to a collar agreement whereby HEC will receive the contract price if the spot price is lower than the contract price, the cap price if the spot price is higher than the cap price, and the spot price if that price is between the contract price and the delivered cap price. The cap prices range from $16.50 to $18.35.

                                                Gas                Contract

                                  Percent of Production           Delivered
            Period                           Hedged              Floor Price

                                                                  (per mcf)

Last three months of 1999                    66%                    $2.00
2000                                         45                      2.04
2001                                         43                      2.06
2002                                         33                      2.04

Between 7% and 13% of the gas volumes hedged in each year are subject to a collar agreement under which HEC will receive the contract price if the spot price is lower than the contract price, the cap price if the spot price is higher than the cap price, and the spot price if that price is between the contract price and the cap price. The cap prices range from $2.63 per mcf to $2.80 per mcf.

During the fourth quarter through October 26, 1999, the weighted average oil price (for barrels not hedged) was approximately $21.00 per barrel. The weighted average price of natural gas (for mcf not hedged) during that period was approximately $2.65 per mcf.

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

Third Quarter of 1999 Compared to Third Quarter of 1998

The following table is presented to contrast HEC's oil and gas price and production for discussion purposes. Significant fluctuations are discussed in the accompanying narrative.

                                           1999              1998
                                           ----              ----

Gas
  Production (mcf)                      5,476,000         3,802,000
  Price (per mcf)                         $  1.95           $  1.95

Oil
  Production (bbl)                        278,000           201,000
  Price (per bbl)                          $18.21            $13.06

Gas Revenue

Gas revenue increased $3,159,000 during the third quarter of 1999 compared with the third quarter of 1998. The increase is the result of an increase in production from 3,802,000 mcf in 1998 to 5,476,000 mcf in 1999. The average gas price remained constant at $1.95 per mcf in 1998 and in 1999. The increase in production is primarily due to the Consolidation which caused an increase in gas production of 2,245,000 mcf. This increase was partially offset by a decrease in production primarily due to a production decline on two wells in Louisiana caused by increased rates of water production and normal production declines.

The effect of HEC's hedging transactions as described under "Inflation and Changing Prices," during the third quarter of 1999, was to decrease HEC's average gas price from $2.25 per mcf to $1.95 per mcf, representing a $1,642,800 decrease in revenue from hedging transactions.

Oil Revenue

Oil revenue increased $2,437,000 during the third quarter of 1999 compared with the third quarter of 1998. The increase is the result of an increase in the average oil price from $13.06 per barrel in 1998 to $18.21 in 1999, and an increase in production from 201,000 barrels in 1998 to 278,000 barrels in 1999. The increase in oil production is primarily due to the Consolidation which caused an increase in oil production of 123,000 barrels. This increase was partially offset by a decrease in production primarily due to a production decline on two wells in Louisiana caused by increased rates of water production and normal production declines.

The effect of HEC's hedging transactions during the third quarter of 1999 was to decrease HEC's average oil price from $20.22 per barrel to $18.21 per barrel, resulting in a $558,800 decrease in revenue from hedging transactions.

Pipeline, Facilities and Other

Pipeline, facilities and other revenue consists primarily of facilities income from two gathering systems located in New Mexico, revenues derived from salt water disposal and incentive payments related to certain wells in San Juan County, New Mexico and LaPlata County, Colorado. Pipeline, facilities and other revenue increased $141,000 during the third quarter of 1999 compared with the third quarter of 1998. The net increase is primarily comprised of additional revenue from the Consolidation partially offset by a decrease in incentive payment income due to a one-time adjustment relating to gas measurements made in prior periods.

Interest Income

Interest income decreased $149,000 during the third quarter of 1999 compared with the third quarter of 1998 due to a lower average cash balance during 1999.

Production Operating

Production operating expense increased $2,291,000 during the third quarter of 1999 compared with the third quarter of 1998. The majority of the increase is the result of the Consolidation.

General and Administrative

General and administrative expense includes costs incurred for direct administrative services such as legal, audit and reserve reports as well as allocated internal overhead incurred by the operating company on behalf of HEC. These expenses increased $634,000 during the third quarter of 1999 primarily as a result of the Consolidation.

Depreciation, Depletion and Amortization Expense

Depreciation, depletion and amortization expense increased $1,806,000 during the third quarter of 1999 compared with the third quarter of 1998. The increase is primarily the result of higher capitalized costs and a higher depletion rate in 1999 due to the increase in production primarily caused by the Consolidation.

Impairment of Oil and Gas Properties

Impairment of oil and gas properties during the third quarter of 1998 represents the impairment recorded because capitalized costs at September 30, 1998 exceeded the present value (discounted at 10%) of estimated future net revenues from proved oil and gas reserves, based on prices of $12.80 per barrel of oil and $1.90 per mcf of gas.

Interest

Interest expense increased $1,643,000 during the third quarter of 1999 compared with the third quarter of 1998 due to a higher average outstanding debt balance during 1999.

Equity in Loss of HCRC

Equity in loss of HCRC decreased to zero during the third quarter of 1999, compared with the third quarter of 1998, as a result of the Consolidation.

Minority Interest in Net Income of Affiliates

Minority interest in net income of affiliates represents unaffiliated partners' interest in the net income of the May Partnerships. The decrease of $147,000 during the third quarter of 1999 compared with the third quarter of 1998 is primarily due to the liquidation of three of the six May Partnerships on March 31, 1999.

Litigation

Litigation expense during the third quarter of 1998 is comprised of the costs related to the Arcadia arbitration described in Note 6 of the accompanying financial statements.

Provision for Income Taxes

On June 8, 1999, in connection with the Consolidation, HEC began operations as a taxable entity. Prior to the Consolidation, HEP was a partnership and was not subject to federal income tax. The provision for income taxes during the third quarter of 1999 is comprised of a provision for current and deferred taxes. The current provision is primarily comprised of state income taxes. The deferred provision is the result of providing a full valuation allowance against the Company's deferred tax asset.

First Nine Months 1999 Compared to the First Nine Months 1998

The comparisons for the first nine months 1999 and the first nine months 1998 are consistent with those discussed in the third quarter 1999 compared to the third quarter of 1998 except as discussed below. The following table is presented to contrast HEC's oil and gas price and production for discussion purposes. Significant fluctuations are discussed in the accompanying narrative.

                                           1999              1998
                                           ----              ----

Gas
  Production (mcf)                     13,016,000        10,463,000
  Price (per mcf)                           $1.89             $2.02

Oil
  Production (bbl)                        661,000           594,000
  Price (per bbl)                          $15.52            $14.07

Gas Revenue

Gas revenue increased $3,457,000 during the first nine months of 1999 as compared to the first nine months of 1998. The increase is the result of an increase in production from 10,463,000 mcf in 1998 to 13,016,000 mcf in 1999 partially offset by a decrease in price from $2.02 per mcf in 1998 to $1.89 per mcf in 1999. The Consolidation increased production by approximately 2,807,000 mcf which was partially offset by a decrease in production primarily due to a production decline on two wells in Louisiana, as discussed above and normal production declines.

The effect of HEC's hedging transactions during the first nine months of 1999 was to decrease HEC's average gas price from $1.98 to $1.89 per mcf, representing a $1,171,000 decrease in revenue from hedging transactions.

Oil Revenue

Oil revenue increased $1,905,000 during the first nine months of 1999 as compared with the first nine months of 1998. The increase is the result of an increase in the average oil price from $14.07 per barrel in 1998 to $15.52 per barrel in 1999 and an increase in production from 594,000 barrels in 1998 to 661,000 barrels in 1999. The increase in oil production is primarily due to the Consolidation, which caused an increase of 155,000 barrels that was partially offset by decreased production on two wells in Louisiana, as discussed above and normal production declines.

The effect of HEC's hedging transactions during the first nine months of 1999 was to decrease HEC's average oil price from $16.43 per barrel to $15.52 per barrel, representing a decrease in revenue from hedging transactions of $602,000.

Impairment of Oil and Gas Properties

Impairment of oil and gas properties during the first nine months of 1998 includes an impairment at June 30, 1998 based on prices of $13.00 per bbl of oil and $2.00 per mcf of gas, as well as the third quarter property impairment previously discussed.

Litigation

Litigation income during the first nine months of 1999 represents insurance proceeds which reimbursed costs previously paid in connection with a property related claim. Litigation expense during the first nine months of 1998 includes the settlement of the Ellender lawsuit described in Note 7 of the accompanying financial statements in addition to the costs of the Arcadia arbitration described above.

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

Commodity Price Risk (non-trading) - HEC hedges a portion of the price risk associated with the sale of its oil and natural gas production through the use of derivative commodity instruments, which consist of swaps, collars and participating hedges. These instruments reduce HEC's exposure to decreases in oil and natural gas prices on the hedged portion of its production by enabling it to effectively receive a fixed price on its oil and gas sales or a price that only fluctuates between a predetermined floor and ceiling. HEC's participating hedges also enable HEC to receive 25% of any increase in prices over the fixed prices specified in the contracts. As of October 26, 1999, HEC has entered into derivative commodity hedges covering an aggregate of 421,000 barrels of oil and 24,774,000 mcf of gas that extend through 2002. Under the these contracts, HEC sells its oil and natural gas production at spot market prices and receives or makes payments based on the differential between the contract price and a floating price which is based on spot market indices. The amount received or paid upon settlement of these contracts is recognized as oil or natural gas revenues at the time the hedged volumes are sold. A hypothetical decrease in oil and natural gas prices of 10% from the prices in effect as of September 30, 1999 would cause a loss in income and cash flows of $1,995,000 during the remaining three months of 1999, assuming that oil and gas production, including production from properties acquired in Consolidation, remain at current levels during the last three months of 1999. This loss in income and cash flows would be offset by a $1,099,000 increase in income and cash flows associated with the oil and natural gas derivative contracts that are in effect for the remaining three months of 1999.

Interest Rate Risks (non-trading) - HEC uses both fixed and variable rate debt to partially finance operations and capital expenditures. As of September 30, 1999 and currently, the majority of HEC's debt consists of borrowings under its Credit Agreement which bear interest at a variable rate. HEC hedges a portion of the risk associated with this variable rate debt through derivative instruments, which consist of interest rate swaps and collars. Under the swap contracts, HEC makes interest payments on its Credit Agreement as scheduled and receives or makes payments based on the differential between the fixed rate of the swap and a floating rate plus a defined differential. These instruments reduce HEC's exposure to increases in interest rates on the hedged portion of its debt by enabling it to effectively pay a fixed rate of interest or a rate which only fluctuates within a predetermined ceiling and floor. A hypothetical increase in interest rates of two percentage points would cause a loss in income and cash flows of $436,000 during the remaining three months of 1999, assuming that outstanding borrowings under the Credit Agreement remain at current levels. This loss in income and cash flows would be offset by a $225,000 increase in income and cash flows associated with the interest rate swap and collar agreements that are in effect for the remaining three months of 1999.

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

a)       Exhibits

10.12    Amendment No. 1 to Credit Agreement, dated as of October 15, 1999.
10.13    Letter Amendment No. 1 to Note Agreement, dated as of October 15, 1999.
27       Financial Data Schedule

              b)   Reports on Form 8-K

                   HEC filed a report on Form 8-K on August 10, 1999, reporting the adoption of the Rights Plan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         HALLWOOD ENERGY CORPORATION



Date:  November 8, 1999                  By: /s/Thomas J.Jung
                                              Thomas J. Jung, Vice President
                                              (Chief Financial Officer)