Form 10-K405
period 1999-12-31
HALLWOOD ENERGY CORP
filed 2000-03-15
CIK 319019

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

MARK ONE
[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1999

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

      4610 South Ulster Street
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

                        Common Stock, par value $.01 per share
          Series A Cumulative Preferred Stock, par value $.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the common shares held by nonaffiliates of the registrant as of March 6, 2000 was approximately $37,353.000.

Number of Shares  outstanding as of March 6, 2000:
 Common Stock 9,999,754
 Series A Cumulative Preferred Stock 2,290,349

                       Documents Incorporated by Reference
The information called for by Part III of Form 10-K is incorporated by reference to the definitive proxy statement for the annual meeting of stockholders of the Company to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1999.

                                     PART I


ITEM 1 - BUSINESS

Hallwood Energy Corporation ("HEC" or the "Company") is a Delaware corporation engaged in the development, exploration, acquisition and production of oil and gas properties. HEC began operations June 8, 1999, in connection with the consolidation ("Consolidation") of Hallwood Energy Partners, L.P. ("HEP") and Hallwood Consolidated Resources Corporation ("HCRC") and the acquisition of the direct energy interests of The Hallwood Group Incorporated ("Hallwood Group"). For accounting purposes, the Consolidation has been treated as a purchase by HEP of the common stock of HCRC and the direct energy interests of Hallwood Group. Accordingly, the assets and liabilities of HEP, including its 46% share of assets and liabilities of HCRC owned prior to the Consolidation, have been recorded at historical cost, and the remaining assets and liabilities of HCRC and the direct energy interests of Hallwood Group have been recorded at estimated fair values as of the date of purchase. All information presented for periods prior to June 8, 1999 represents the historical information of HEP because HEP was considered to be the acquiring entity for accounting purposes. The financial statements for periods prior to June 8, 1999 have been retroactively restated to reflect the corporate structure of HEC, and all share and per share information assumes that the shares of HEC issued to HEP in connection with the Consolidation were outstanding for all periods prior to June 8, 1999. The Company's properties are primarily located in the Rocky Mountain, Greater Permian and Gulf Coast regions of the United States. On March 6, 2000, HEC had 100 employees.

Marketing

The oil and gas produced from the properties owned by HEC has typically been marketed through normal channels for such products. The Company generally sells its oil at local field prices generally paid by the principal purchasers of crude oil in the areas where the majority of producing properties are located. In response to the volatility in the oil markets, HEC has entered into financial contracts for hedging the price of between 12% and 54% of its estimated oil production for 2000 through 2001.

All of HEC's natural gas production is sold on the spot market or in short-term contracts and is transported in intrastate and interstate pipelines. HEC has entered into financial contracts for hedging the price of between 34% and 43% of its estimated gas production for 2000 through 2002.

The purpose of the hedges is to provide protection against price decreases and to provide a measure of stability in the volatile environment of oil and natural gas spot pricing. The amounts received or paid upon settlement of these contracts are recognized as an increase or decrease in oil or gas revenue at the time the hedged volumes are sold.

Both oil and natural gas are purchased by refineries, major oil companies, public utilities, industrial customers and other users and processors of petroleum products. HEC is not confined to, nor dependent upon, any one purchaser or small group of purchasers. Accordingly, the loss of a single purchaser, or a few purchasers, would not materially affect HEC's business because there are numerous other purchasers in the areas in which HEC sells its production. However, for the years ended December 31, 1999, 1998 and 1997, purchases by the following companies exceeded 10% of the total oil and gas revenues of the Company:

                                   1999              1998             1997
                                   ----              ----             ----

Conoco Inc.                          19%               23%             20%
El Paso Field Services Company       14%               11%             11%
Plains All American Inc.             14%
Marathon Petroleum Company                                             16%

Factors, if they were to occur, which might adversely affect HEC include decreases in oil and gas prices, the reduced availability of a market for production, rising operational costs of producing oil and gas, compliance with, and changes in, environmental control statutes and increasing costs of transportation.

Competition

HEC encounters competition from other oil and gas companies in all areas of its operations, including the acquisition of exploratory prospects and proven properties. The Company's competitors include major integrated oil and gas companies and numerous independent oil and gas companies, individuals and drilling and income programs. As described above under "Marketing," production is sold on the spot market, thereby reducing sales competition; however, oil and gas must compete with coal, atomic energy, hydro-electric power and other forms of energy.

Regulation

Production and sale of oil and gas is subject to federal and state governmental regulation in a variety of ways, including environmental regulations, labor laws, interstate sales, excise taxes and federal and Indian lands royalty payments. Failure to comply with these regulations may result in fines, cancellation of licenses to do business and cancellation of federal, state or Indian leases.

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

Title to Properties

The Company believes it has satisfactory title to all of its material producing properties in accordance with standards generally accepted in the oil and gas industry. As is customary in the industry in the case of undeveloped properties, little investigation of record title is made at the time of acquisition. Investigations, including a title opinion of legal counsel, generally are made before commencement of drilling operations. To the extent title opinions or other investigations reflect title defects, the Company, rather than the seller of undeveloped property, typically is responsible to cure any such title defects at the Company's expense. If the Company was unable to remedy or cure title defects of a nature such that it would not be prudent to commence drilling operations on the property, the Company could suffer a loss of its entire investment in such property. The Company's properties are subject to customary royalty, overriding royalty, carried, net profits, working and other similar interests, liens incident to operating agreements, liens for current taxes and other burdens. In addition, the Company's credit facility is secured by approximately 80% in value of the oil and natural gas interests of the Company and other assets of the Company.

Environmental Considerations

The exploration for, and development of, oil and gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or can cause environmental pollution problems. In light of the current interest in environmental matters, the Company cannot predict what effect possible future public or private action may have on the business of HEC. The Company is continually taking actions it believes are necessary in its operations to ensure conformity with applicable federal, state and local environmental regulations. As of December 31, 1999, HEC has not been fined or cited for any environmental violations which would have a material adverse effect upon capital expenditures, earnings, cash flows or the competitive position of HEC in the oil and gas industry.

Insurance Coverage

HEC is subject to all the risks inherent in the exploration for, and development of, oil and gas, including blowouts, fires and other casualties. HEC maintains insurance coverage as is customary for entities of a similar size engaged in operations similar to that of HEC, but losses can occur from uninsurable risks or in amounts in excess of existing insurance coverage. The occurrence of an event which is not insured or not fully insured could have an adverse impact upon HEC's earnings, cash flows and financial position.

Year 2000

In prior years, the Company discussed the nature and progress of its plans to become Year 2000 compliant. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in it critical information technology and non-information technology systems, and believes those systems successfully responded to the Year 2000 date change.

The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its computer applications and those of its suppliers and vendors throughout the Year 2000 to ensure that any latent Year 2000 matters that may arise are addressed properly.

Cautionary Statement Regarding Forward-Looking Statements

In the interest of providing the shareholders with certain information regarding the Company's future plans and operations, certain statements set forth in this Form 10-K relate to management's future plans and objectives. Such statements are forward-looking statements within the meanings of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although any forward-looking statements contained in this Form 10-K or otherwise expressed by or on behalf of the Company are, to the knowledge and in the judgment of the officers and directors of the Company, expected to prove true and come to pass, there can be no assurances that any of these expectations will prove correct or that any of the actions that are planned will be taken. Forward-looking statements involve known and unknown risks and uncertainties which may cause the Company's actual performance and financial results in future periods to differ materially from any projection, estimate or forecasted result.

These risks and uncertainties include, among others:

Volatility of oil and gas prices. It is impossible to predict future oil and gas price movements with certainty. Declines in oil and gas prices may materially adversely affect HEC's financial condition, liquidity, ability to finance planned capital expenditures and results of operations. Lower oil and gas prices may also reduce the amount of oil and gas that HEC can produce economically.

HEC's revenues, profitability, future growth and ability to borrow funds or obtain additional capital, as well as the carrying value of its properties, will be substantially dependent upon prevailing prices of oil and gas. Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile in the future. Prices for oil and gas are subject to wide fluctuation in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors that are beyond HEC's control.

Hedging arrangements may expose the Company to financial loss. In order to reduce its exposure to short-term fluctuations in the prices of oil and gas, the Company periodically enters into hedging arrangements. The hedging arrangements apply to only a portion of its production and provide only partial price protection against declines in oil and gas prices. Such hedging arrangements may expose the Company to risk of financial loss in some circumstances, including instances where production is less than expected or where the other party to any hedging arrangement fails to perform. In addition, the hedging arrangements may limit the benefit to the Company of increases in the prices of oil or gas.

Similarly, in order to reduce its exposure to short-term fluctuations in interest rates and to provide a measure of predictability for a portion of its interest payments under its debt facilities, the Company has entered into contracts to hedge its interest payments on a portion of its variable rate debt. These hedges provide only partial protection against increases in interest rates. These hedging arrangements may expose the Company to risk of financial loss in some circumstances, including instances where the other party to any hedging arrangement fails to perform. In addition, the hedging arrangements may limit the benefit to the Company of declines in interest rates.

Competition from larger, more established oil and gas companies. HEC encounters competition from other oil and gas companies in all areas of its operation, including the acquisition of exploratory prospects and proven properties. HEC's competitors include major integrated oil and gas companies and numerous independent oil and gas companies, individuals and drilling and income programs. Many of its competitors are large, well-established companies with substantially larger operating staffs and greater capital resources than HEC's and, in many instances, have been engaged in the oil and gas business for a much longer time than HEC. Those companies may be able to pay more for exploratory prospects and productive oil and gas properties, and may be able to define, evaluate, bid for and purchase a greater number of properties and prospects than HEC's financial or human resources permit. HEC's ability to explore for oil and gas prospects and to acquire additional properties in the future will be dependent upon its ability to conduct its operations, to evaluate and select suitable properties and to consummate transactions in highly competitive environments.

Risks of drilling activities. HEC's success will be materially dependent upon the continued success of its drilling program. HEC's future drilling activities may not be successful and, if drilling activities are unsuccessful, such failure will have an adverse effect on HEC's future results of operations and financial condition. Oil and gas drilling involves numerous risks, including the risk that no commercially productive oil or gas reservoirs will be encountered, even if the reserves targeted are classified as proved. The cost of drilling, completing and operating wells is often uncertain, and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including unexpected drilling conditions, pressure or irregularities in formations, equipment failures or accidents, adverse weather conditions, compliance with governmental requirements and shortages or delays in the availability of drilling rigs and the delivery of equipment. Although HEC has identified numerous drilling prospects, there can be no assurance that such prospects will be drilled or that oil or gas will be produced from any such identified prospects or any other prospects.

Availability of capital is important to the Company's ability to grow. The acquisition of reserves is capital intensive, and funding for the costs of acquisition may be greater than the Company's cash flow can provide. As a result, additional financing may be required, and the availability or terms of any such additional financing cannot be assured. In the event sufficient capital resources are not available to the Company, it may negatively affect the Company's flexibility in planning for and reacting to possible acquisition activities.

Risks relating to the acquisition of oil and gas properties. The successful acquisition of producing properties requires an assessment of recoverable reserves, future oil and gas prices, operating costs, potential environmental and other liabilities and other factors. Such assessments are necessarily inexact and their accuracy inherently uncertain. In connection with such an assessment, HEC will perform a review of the subject properties that it believes to be generally consistent with industry practices. This usually includes on-site inspections and the review of reports filed with various regulatory entities. Such a review, however, will not reveal all existing or potential problems, nor will it permit a buyer to become sufficiently familiar with the properties to fully assess their deficiencies and capabilities. Inspections may not always be performed on every well, and structural and environmental problems are not necessarily observable even when an inspection is undertaken. Even when problems are identified, the seller may be unwilling or unable to provide effective contractual protection against all or part of these problems. There can be no assurances that any acquisition of property interests by HEC will be successful and, if an acquisition is unsuccessful, that the failure will not have an adverse effect on HEC's future results of operations and financial condition.

Hazards relating to well operations and lack of insurance. The oil and gas business involves certain hazards such as well blowouts; craterings; explosions; uncontrollable flows of oil, gas or well fluids; fires; formations with abnormal pressures; pollution; and releases of toxic gas or other environmental hazards and risks, any of which could result in substantial losses to HEC. In addition, HEC may be liable for environmental damages caused by previous owners of property purchased or leased by HEC. As a result, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could reduce or eliminate the funds available for exploration, development or acquisitions or result in the loss of HEC's properties. While HEC believes that it maintains all types of insurance commonly maintained in the oil and gas industry, it does not maintain business interruption insurance. In addition, HEC cannot predict with certainty the circumstances under which an insurer might deny coverage. The occurrence of an event not fully covered by insurance could have a materially adverse effect on HEC's financial condition and results of operations.

Future oil and gas production depends on continually replacing and expanding reserves. In general, the volume of production from oil and gas properties declines as reserves are depleted, with the rate of decline depending on reservoir characteristics. HEC's future oil and gas production is, therefore, highly dependent upon its ability to economically find, develop or acquire additional reserves in commercial quantities. Except to the extent HEC acquires properties containing proved reserves or conducts successful exploration and development activities, or both, the proved reserves of HEC will decline as reserves are produced. The business of exploring for, developing or acquiring reserves is capital-intensive. To the extent cash flow from operations is reduced, and external reserves of capital become limited or unavailable, HEC's ability to make the necessary capital investments to maintain or expand its asset base of oil and gas reserves would be impaired. In addition, there can be no assurance that HEC's future exploration, development and acquisition activities will result in additional proved reserves or that HEC will be able to drill productive wells at acceptable costs. Furthermore, although HEC's revenues could increase if prevailing prices for oil and gas increase significantly, HEC's finding and development costs could also increase.

Estimates of reserves and future cash flows are imprecise. Reservoir engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact manner. Estimates of economically recoverable oil and gas reserves and of future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies, and assumptions concerning future oil and gas prices, future operating costs, severance and excise taxes, development costs and workover and remedial costs, all of which may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of oil and gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected from them prepared by different engineers, or by the same engineers but at different times, may vary substantially, and such reserve estimates may be subject to downward or upward adjustment based upon such factors. In addition, the status of the exploration and development program of any oil and gas company is ever-changing. Consequently, reserve estimates also vary over time. Actual production, revenues and expenditures with respect to HEC's reserves will likely vary from estimates, and such variances may be material.


ITEM 2 - PROPERTIES

Exploration and Development Projects and Acquisitions

In 1999, HEC incurred $24,162,000 in direct property additions, development, exploitation, and exploration costs. The costs were comprised of $11,093,000 for property acquisitions and approximately $13,069,000 for domestic exploration and development. HEC's 1999 capital program led to the replacement, including revisions to prior year reserves, of 95% of 1999 production using year-end prices of $24.32 per bbl and $2.00 per mcf. Excluded from these calculations are the reserves of HCRC and the direct interests of Hallwood Group acquired in the Consolidation. Also excluded from the calculations are sales of reserves in place in 1999, which were approximately 9% of 1999 production.

Property Sales

During 1999, HEC received approximately $388,000 for the sale of approximately 420 non-strategic wells located principally in Texas but also included wells located in Louisiana, Mississippi, North Dakota, New Mexico, Oklahoma, and Utah.

Regional Area Descriptions and 1999 Capital Budget

The following discussion of HEC's properties and capital projects contains forward-looking statements that are based on current expectations, estimates and projections about the oil and gas industry, management's beliefs and assumptions made by management. Words such as "projects," "believes," "expects," "anticipates," "estimates," "plans," "could," variations of such words and similar expressions are intended to identify such forward-looking statements. Please refer to the section entitled "Cautionary Statement Regarding Forward-Looking Statements" under Item 1. for a discussion of factors which could affect the outcome of the forward-looking statements.

Since HEP was considered the acquiring entity for accounting purposes, the expenditures discussed below represent the costs incurred by HEP prior to June 8, 1999, plus the costs incurred on a consolidated basis after June 8, 1999.

Gulf Coast Region

HEC has significant interests in the Gulf Coast Region in Louisiana and South and East Texas. The Louisiana interests are located in Lafayette Parish and consist of 13 producing gas wells and the associated water handling and gas treating facilities. The wells produce principally from the Bol Mex formation at 13,500 to 14,500 feet and seven are operated by HEC. In South and East Texas, HEC has interests in approximately 151 producing wells, 45 of which are operated by the Company and produce primarily from the Austin Chalk, Paluxy, Lower Frio and Cotton Valley formations at depths from 7,000 to 13,000 feet. During 1999, HEC expended approximately $16,251,000 (67%) of its capital budget in this region. Of this amount, approximately $7,230,000 was for the Seisgen Exploration, Inc. ("Seisgen") acquisition described below. The following discussion relates to major 1999 capital projects within the region.

Seisgen Acquisition. In October 1999, HEC acquired from Seisgen, interests in 34 wells located principally in the Yoakum Gorge area of Lavaca County, Texas. The proven reserves have a net present value, discounted at 10% of $5,182,000, using non-escalated prices of $2.50 mcf of gas and $18.50 per barrel of oil. HEC also acquired significant non-producing assets including drilling locations, exploration acreage and 3-D seismic data. HEC believes that the acquisition has significant upside potential value and expands opportunities in the Yoakum Gorge area where HEC has been active since 1998. Specifically, in 1998 HEC participated in a successful non-operated exploration discovery in the Wilcox formation using proprietary 3-D seismic data. In 1999, HEC participated in five additional non-operated directional wells testing the Wilcox Steven Sands. Three of the wells are producing and two of the wells are drilling or are in the process of being completed as of December 31, 1999. The average rate of the producing wells at December 31, 1999 is approximately 12,775 gross mcf per well per day. HEC owns an average 28% working interest in four of the producing wells and 12.5% working interests in the remaining two wells. HEC's 1999 drilling costs incurred are approximately $3,130,000. During 2000, HEC plans to drill at least three additional development wells and three exploration wells.

Bell Project. During 1998, HEC drilled one successful well within the Bell prospect located in Houston County, Texas. HEC owns a 60% working interest in this operated well. In 1999, HEC sidetracked another well to test reserves in the Buda and Georgetown formations using a stacked dual lateral well. Initial tests of the Georgetown formation showed it water prone, but the Buda formation is currently being tested and is producing oil. At December 31, 1999, HEC was also drilling a dual lateral Buda formation development well which is currently being completed. HEC owns 36% working interests in the wells drilling or being completed. The horizontal lateral sections are between 4,000-8,000 feet, and the total vertical depth of the wells range from 9,000-10,000 feet. HEC's costs in 1999 were approximately $1,446,000 for all drilling and prospect costs in the area. During 2000, HEC plans to drill as many as five wells in the area.

Scott Field Area. During 1999, the two most significant wells in the Field, the A.L. Boudreaux #1, and the G.S. Boudreaux Estate #1 went offline. The A.L. Boudreaux #1 was successfully restored to commercial production of 11.7 mmcf per day and 250 bopd following a workover, although post-workover reserves are less than had been previously estimated. The G.S. Boudreaux well was lost, but an alternate unit well began drilling in the fourth quarter of 1999 to recover additional gas believed to be remaining in the fault block. Also drilling at December 31, 1999, was a well in a fault block adjacent to the A. L. Boudreaux. In February of 2000, based on the drilling results, this well was plugged and abandoned. In 2000, HEC's plans include an exploration test of the deeper Klump Sands productive in nearby fields.

Mirasoles Project. In 1999, HEC began completion of a 17,000-foot Frio Formation exploration well located in Kenedy County, Texas. In 1998, eight prospective horizons were identified while drilling this large structural prospect defined by 63 miles of proprietary 3-D seismic data. Stimulation of the deepest and highest potential zone was not possible due to mechanical problems. HEC then tested three shallower Frio zones, but found only subcommercial oil production rather than gas as anticipated. In 1999, HEC incurred approximately $1,473,000 related to this project. HEC operates the well and owns a 35% working interest. The well is temporarily abandoned and HEC, as operator, is currently proposing the abandonment of the well and project.

Boca Chica Project. In 1999, HEC incurred approximately $313,000 for seismic data and all costs associated with its participation in an exploration well, which was directionally drilled from the shore to a bottom hole location under the waters of the Gulf of Mexico. This 10,000-foot exploration well in the Big
Hum formation tested wet, yet the exploration results were sufficiently encouraging that working interest owners shot 3-D seismic over the area in the third quarter of 1999. Though the 3-D seismic interpretation is still underway, HEC anticipates that during 2000 another well will be drilled. HEC owns a 25% working interest in the well.

Greater Permian Region

HEC has significant interests in the Greater Permian Region, which includes West Texas and Southeast New Mexico. In this region, HEC has interests in 436 productive oil and gas wells (359 of which are operated), 30 shut-in oil and gas wells (28 operated) and 13 operated salt water disposal wells or injection wells. In 1999, HEC expended approximately $1,362,000 (6%) of its capital budget on projects in this area. The following is a description of the significant areas and 1999 capital projects within the Greater Permian Region.

Carlsbad/Catclaw Area. HEC's interests in the Carlsbad/Catclaw Area as of December 31, 1999 consisted of 59 producing wells that produce primarily natural gas and two shut-in wells. The wells are located on the northwestern edge of the Delaware Basin in Lea, Eddy and Chaves Counties, New Mexico. The Company
operates 33 of these wells. The wells produce at depths ranging from approximately 2,500 feet to 14,000 feet from the Delaware, Atoka, Bone Springs and Morrow formations. In 1999, HEC spent approximately $475,000 recompleting or drilling four producing development wells. HEC expects to continue operated development drilling in Lea County.

Spraberry Area. HEC's interests in the Spraberry Area consist of 377 producing wells, 13 salt-water disposal wells, and 28 shut-in wells in Dawson, Upton, Reagan and Irion Counties, Texas. The Company operates 326 of the producing oil and gas wells. Current production is predominately from the Upper and Lower Spraberry, Clearfork Canyon, Dean, and Fusselman formations at depths ranging from 5,000 feet to 9,000 feet. During 1999, HEC plugged 66 wells in the area and anticipates an additional 10 wells will be plugged in 2000. The Spraberry area is a mature operation where aggressive operating expense control and limited development drilling typify the management of the area.

Rocky Mountain Region

HEC has significant interests in the Rocky Mountain Region, which include producing properties in Colorado, Montana, North Dakota and Northwest New Mexico. The Company has interests in 218 producing oil and gas wells, 176 of which are operated by HEC, 22 shut-in wells, and five salt-water disposal wells. HEC expended approximately $4,183,000 (17%) of its 1999 capital budget in this area. A discussion of the major projects in the region follows.

Colorado  Western  Slope  Project.  HEC drilled and completed  three  5,500-foot
Dakota Formation wells in 1999. The wells are located in Garfield County, Colorado. HEC owns 100% working interests in the wells. Sales of production for all three wells in November 1999 had combined rates of approximately 1,450 gross mcf per day. HEC's total costs in 1999 for the three wells were approximately $1,854,000. HEC has identified 13 additional development locations and in 2000, plans to drill up to nine additional wells and to recomplete two wells.

Toole County Area. HEC's interests in the Toole County Area consist of 61 producing wells and 17 shut-in wells, 66 of which are operated by the Company. The oil wells produce from the Nisku formation at depths of approximately 3,000 feet, and the gas wells produce from the Bow Island formation at depths of 900 to 1,200 feet. HEC plans to divest this area in 2000.

San Juan Basin Project - Colorado and New Mexico. HEC's interest in the San Juan Basin consists of 80 producing gas wells (75 operated), 12 operated shut-in wells and three operated salt water disposal wells located in San Juan County, New Mexico and LaPlata County, Colorado. HEC operates 52 producing wells in New Mexico, 31 of which produce from the Fruitland Coal formation at approximately 2,200 feet and 21 of which produce from the Picture Cliffs, Mesa Verde and Dakota formations at 1,200 to 7,000 feet. HEC also operates 23 producing wells in La Plata County, Colorado. The wells in Colorado produce from the Fruitland Coal formation at depths of 1,800-2,200 feet. During 1999, $676,500 was spent for the purchase of overriding royalty interests and working interests in 18 coal bed methane properties already operated by HEC, located in San Juan County, New Mexico. Most of the interests purchased qualify for tax credits under
Section 29 of the Internal Revenue Code. In order to monetize these credits, the majority of the acquired interests were sold to 44 Canyon LLC ("44 Canyon"), a special purpose entity owned by a large East Coast financial institution, by HEC, in exchange for cash, a production payment, and promissory notes. In 1999, HEC along with some of its peers, petitioned the Colorado Oil & Gas Commission to allow for optional infill drilling on 160 acre spacing in the Colorado Fruitland Coal formation. If approved, additional drilling of as many as 17 wells would result in the area. Although no application for additional drilling has been made in New Mexico, with regulatory approval, 14 new drilling opportunities would be created in the area, as well. In addition, in 1999, HEC installed an additional gas-gathering pipeline in LaPlata County, Colorado. HEC anticipates that the additional line will help lower system pressures and will increase production by 1,000 mcf per day. Additional water disposal capacity was completed in the fourth quarter of 1999. HEC's costs incurred in 1999 for the additional pipeline and water disposal facilities were approximately $395,000.

Other

At December 31, 1999, HEC owned various other interests in properties in Kansas, Oklahoma, California, and South Central Texas. The remaining $2,366,000 (10%) of HEC's capital expenditures incurred in 1999 were devoted to technical general and administrative expenditures, delay rental costs, and for numerous other projects which were completed or are underway and which are individually less significant.

Future Plans

At December 31, 1999, HEC's plans were to sell its interests in approximately 500 non-strategic oil and gas wells in 2000. These sales are being made in an effort to better focus the Company on its core areas of Colorado, Utah, New Mexico, Texas, and Louisiana and at the same time reduce its level of debt and administrative overhead. These wells represent approximately 34% of HEC's total well count, approximately 16% of HEC's reserve value, and approximately 11% of its operating cash flow based on five year average reserve pricing. Proceeds from the sales will be used initially to reduce debt. Subsequent to December 31, 1999 and through March 6, 2000, approximately 145 of the non-strategic oil and gas wells located in the Keystone, Merkle, and Weesatche areas of Texas, as well as various oil and gas wells in Oklahoma, North Dakota and Montana have been sold. As a result of successful sales negotiations, sales proceeds in four of the five areas exceeded the net present value, discounted at 10%, recorded in HEC's January 1, 2000, five year average price reserve report. Purchase and sale agreements for properties located in Williston Basin, Montana, North Dakota and Kansas are currently being negotiated. Efforts to sell the remainder of the non-strategic oil and gas wells are ongoing.

For 2000, HEC's capital budget, which will be provided by cash generated from operations and cash on hand has been set at $24,000,000. The Company expects to allocate its capital budget for 2000 among its core areas as follows:

Gulf Coast Region                                $14,500,000
Greater Permian Region                               500,000
Rocky Mountain Region                              7,000,000
Other                                              2,000,000
                                                 -----------
                                                 $24,000,000


Company Reserves, Production and Discussion by Significant Regions

The following table presents the December 31, 1999 reserve data by significant regions.

                                    Proved Reserve Quantities            Present Value of Future Net Cash Flows
                                                                        Proved            Proved
                                   Mcf of Gas       Bbls of Oil      Undeveloped        Developed           Total
                                   ----------       -----------      -----------        ---------           -----
                                                                    (In thousands)

Gulf Coast Region                     24,945            1,328           $11,743         $  29,593        $  41,336
Greater Permian Region                30,071            5,540             3,123            52,896           56,019
Rocky Mountain Region                 93,838            1,322             1,415            89,590           91,005
Other                                  2,814            3,491               783            18,857           19,640
                                    --------          -------           -------          --------         --------
                                     151,668           11,681           $17,064          $190,936         $208,000
                                     =======           ======            ======           =======          =======

The following table presents the oil and gas production for significant regions for the periods indicated.

                                             Production for the                            Production for the
                                        Year Ended December 31, 1999                  Year Ended December 31, 1998
                                        ----------------------------                  ----------------------------
                                     Mcf of Gas             Bbls of Oil              Mcf Gas              Bbls of Oil
                                     ----------             -----------              -------              -----------
                                                                      (In thousands)

Gulf Coast Region                        5,234                    189                  5,291                    175
Greater Permian Region                   2,758                    437                  2,893                    401
Rocky Mountain Region                    9,862                    151                  5,233                    133
Other                                      409                    148                    620                     78
                                      --------                    ---               --------                  -----
                                        18,263                    925                 14,037                    787
                                        ======                    ===                 ======                   ====

The following table presents the Company's extensions and discoveries by significant regions.

                                    For the Year Ended December 31, 1999          For the Year Ended December 31, 1998
                                    ------------------------------------          ------------------------------------
                                     Mcf of Gas             Bbls of Oil            Mcf of Gas             Bbls of Oil
                                     ----------             -----------            ----------             -----------
                                                                      (In thousands)

Gulf Coast Region                        5,708                    113                  1,201                    164
Greater Permian Region                     291                     58                    217                    167
Rocky Mountain Region                    4,346                      9                     78                     83
Other                                      584                                            46                      1
                                      --------                -------               --------                 ------
                                        10,929                    180                  1,542                    415
                                        ======                    ===                  =====                   ====

Average Sales Prices and Production Costs

The following table presents the average oil and gas sales price and average production costs per equivalent mcf of gas computed at the ratio of six mcf of gas to one barrel of oil.

                                                       1999              1998              1997
                                                      ------            ------            -----

Oil and condensate -
  includes the effects of hedging (per bbl)            $16.52            $13.65            $19.08
Natural gas -
   includes the effects of hedging (per mcf)             1.90              2.02              2.31
Production costs (per equivalent mcf of gas)              .72               .65               .67

Productive Oil and Gas Wells

The following table summarizes the productive oil and gas wells as of December 31, 1999 attributable to HEC's direct interests. Productive wells are producing wells and wells capable of production. Gross wells are the total number of wells in which HEC has an interest. Net wells are the sum of HEC's fractional interests owned in the gross wells.

                                    Gross Net

Productive Wells
  Oil                                            826               526
  Gas                                            435               228
                                              ------               ---
    Total                                      1,261               754
                                               =====               ===

Oil and Gas Acreage

The following table sets forth the developed and undeveloped leasehold acreage held directly by HEC as of December 31, 1999. Developed acres are acres which are spaced or assignable to productive wells. Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves. Gross acres are the total number of acres in which HEC has a working interest. Net acres are the sum of HEC's fractional interests owned in the gross acres.

                                               Gross         Net
                                                 (in thousands)

Developed acreage                               272          144
Undeveloped acreage                             666          168
                                                ---          ---
    Total                                       938          312
                                                ===          ===

At December 31, 1999, HEC held undeveloped acreage in Texas, Louisiana, Montana, Utah, Oklahoma, New Mexico, Kansas, Colorado, North Dakota and California.

Drilling Activity

The following table sets forth the number of wells attributable to HEC's direct interests drilled in the most recent three years.

                                                               Year Ended December 31,
                                               1999                        1998                        1997
                                              ------                      ------                      -----
                                       Gross          Net          Gross          Net          Gross          Net
                                       -----          ---          -----          ---          -----          ---

Development Wells:
   Productive                             1            .5            12           3.6            23           4.5
   Dry                                    1            .5             5           1.5             5            .8
                                        ---           ---           ---           ---           ---          ----
    Total                                 2             1            17           5.1            28           5.3
                                        ===           ===            ==           ===            ==           ===

Exploratory Wells:
   Productive                            11           4.1            17           4.3            14           2.2
   Dry                                    8           2.4            17           3.0            22           5.4
                                        ---           ---            --           ---            --           ---
    Total                                19           6.5            34           7.3            36           7.6
                                        ===           ===            ==           ===            ==           ===

Office Space

HEC leases office space in Denver, Colorado, for approximately $600,000 per year under a lease that terminates on December 31, 2006. HEC also sub-leases office space in Houston, Texas for approximately $42,000 per year under a lease that terminates on October 14, 2001.


ITEM 3 - LEGAL PROCEEDINGS

See Notes 12 and 13 to the financial statements included in Item 8 - Financial Statements and Supplementary Data.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1999.



                                     PART II


ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

HEC's common stock began trading over the counter on NASDAQ National Market System under the symbol "HECO" on June 9, 1999. HEC's Series A Preferred Stock began trading on the NASDAQ under the symbol "HECOP" on June 11, 1999. As of March 6, 2000, there were 18,808 registered holders of record of HEC's common stock and 12,566 registered holders of record of HEC's Series A Preferred Stock. The following table sets forth, for the periods indicated, the high and low closing bid quotations for each class of stock as reported by the Nasdaq Stock Market, Inc. and the dividends paid per Series A Preferred share for the corresponding periods. No common stock dividends were paid during the periods shown.

Common Stock                                                   High             Low              Dividends
------------                                                   ----             ---              ---------

Second quarter 1999 (from June 9, 1999)                      $8 3/8           $5 3/8
Third quarter 1999                                            7 3/4            5 1/8
Fourth quarter 1999                                           7                3 1/2

Series A Preferred Stock

Second quarter 1999 (from June 11, 1999)                     $8 3/4           $7 3/4             $ .25
Third quarter 1999                                            8 7/8            8 1/8               .25
Fourth quarter 1999                                           8 5/16         7                     .25
                                                                                                  ----
                                                                                                 $ .75

Prior to the Consolidation, HEP's Class A Units were traded on the American Stock Exchange (the "Exchange") under the symbol "HEP" through June 8, 1999. The following table sets forth, for the periods indicated, the high and low reported sales prices for the Class A Units as reported on the Exchange and the distributions paid per Class A Unit for the corresponding periods.

Class A Units                                                High            Low             Distributions
-------------                                                ----            ---             -------------

First quarter 1998                                          $8 5/8      $6 3/8                   $.13
Second quarter 1998                                          7                                    .13
                                                                         6
Third quarter 1998                                           7               4                    .13
                                                                         11/16
Fourth quarter 1998                                          5 7/8           3                    .13
                                                                                                  ---
                                                                                                 $.52

First quarter 1999                                          $4 3/8         $3                    $.13
Second quarter 1999 (through June 8, 1999)                   4 3/8          3 1/2                  --
                                                                                                  ----
                                                                                                 $.13


On January 17, 1996, HEP's Class C Units began trading on the Exchange under the symbol "HEPC." On February 17, 1998, HEP closed its public offering of 1.8 million Class C Units which were priced at $10.00 per Unit. HEP's Class C Units stopped trading on June 8, 1999. The following table sets forth, for the periods indicated, the high and low reported sales prices for the Class C Units as reported on the Exchange and distributions paid per Class C Unit for the corresponding periods.

Class C Units                                                 High           Low           Distributions
-------------                                                 ----           ---           -------------

First quarter 1998                                           $11            $9 1/8             $  .25
Second quarter 1998                                            9 13/16       8 3/8               .25
Third quarter 1998                                             8 1/2         6 3/4               .25
Fourth quarter 1998                                            7 15/16       5 7/8               .25
                                                                                               -----
                                                                                               $1.00

First quarter 1999                                          $  8 1/2       $6 3/16            $  .25
Second quarter 1999 (through June 8, 1999)                     8 9/16        7 3/16               --
                                                                                              ------
                                                                                              $  .25

HEC's debt agreements limit aggregate dividends paid by HEC in any twelve month period to 50% of cash flow from operations before working capital changes and 50% of distributions received from affiliates, if the principal amount of debt of HEC is 50% or more of the borrowing base. Aggregate dividends paid by HEC are limited to 65% of cash flow from operations before working capital changes and 65% of distributions received from affiliates, if the principal amount of debt is less than 50% of the borrowing base.

On February 18, 2000, HEC repurchased and retired 43,816 shares of Series A Preferred Stock from its affiliate, Hallwood Group for $303,426. The shares were repurchased for $6.925 per share which represented the average of the closing prices of the stock during the five days prior to February 18, 2000.

ITEM 6 - SELECTED FINANCIAL DATA

The following table sets forth selected financial data regarding HEC's financial position and results of operations as of the dates indicated. All information presented for periods prior to June 8, 1999 represents the historical information of HEP because HEP was considered to be the acquiring entity for accounting purposes. The financial information for periods prior to June 8, 1999 have been retroactively restated to reflect the corporate structure of HEC, and all share and per share information assumes that the shares of HEC issued to HEP in connection with the Consolidation were outstanding for all periods prior to June 8, 1999.

                                                       As of and For the Year Ended December 31,
                                                       -----------------------------------------
                                          1999            1998           1997             1996           1995
                                         ------          ------         -------          ------         -----
                                                            (In thousands except per Share)

Summary of Operations
   Oil and gas revenues and
     pipeline operations              $   56,523      $   43,177       $   44,707      $   50,644    $   43,454
   Total revenue                          56,881          43,586           45,103          51,066        43,780
   Production operating expense           17,100          12,175           11,060          11,511        11,298
   Depreciation, depletion and
     amortization                         21,027          15,720           11,961          13,500        15,827
   Impairment                                             14,000                                         10,943
   General and administrative
     expense                               7,395           5,045            5,333           4,540         5,580
   Net income (loss)                       2,880         (13,895)          12,803          15,726        (9,031)
   Basic net income (loss) per share
                                             .06           (2.92)            2.17            2.69         (1.61)
   Diluted net income (loss) per
     share                                   .06           (2.92)            2.14            2.69         (1.61)
   Dividends per common share                .21            1.26             1.25            1.34          1.78
   Dividends per preferred share            1.00            1.00             1.00            1.00

Balance Sheet
   Working capital (deficit)          $    3,371      $   (8,722)      $     (973)     $   (1,355)   $   (4,363)
   Property, plant and equipment,
     net                                 181,621         105,005           94,331          88,549        94,926
   Total assets                          212,774         139,091          131,603         122,792       125,152
   Long-term debt                        109,357          40,381           34,986          29,461        37,557
   Long-term contract settlement
     obligation                                                                             2,512         2,397
   Deferred liability and other            1,066           1,050            1,180           1,533         1,718
   Minority interest in affiliates           582           2,788            3,258           3,336         3,042
   Stockholders' equity                   75,387          62,632           69,064          64,215        57,572


ITEM 7     - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

Overview

HEC began operations on June 8, 1999, in connection with the Consolidation of HEP and HCRC and the acquisition of the direct property interests of Hallwood Group. For accounting purposes, the Consolidation has been treated as a purchase by HEP of the common stock of HCRC and the direct energy interests of Hallwood Group. Generally accepted accounting principles require reporting of results on a basis that makes it difficult to compare to prior years. Therefore, this Overview provides certain information on a pro forma basis to facilitate the comparison with prior periods.

Pro Forma Results

The following pro forma information is prepared as if the Consolidation had been completed on January 1, 1997.

                                 For the Year Ended December 31,
                                 -------------------------------
                             1999              1998             1997
                             ----              ----             ----
                                   (in thousands except prices)

Prices
  Gas (per mcf)              $1.88             $1.96            $2.25
  Oil (per bbl)             $15.84            $13.33           $19.01

Production
  Gas (mcf)                 22,360            22,291           17,786
  Oil (bbl)                  1,177             1,386            1,362

Gas revenue                $42,111           $43,752          $40,095
Oil revenue                 18,638            18,477           25,888
Lease operating expense     21,187            21,705           19,318

Liquidity and Capital Resources

Cash Flow

HEC generated $18,238,000 of cash flow from operating activities during 1999.

   The other primary cash inflows were:

   o  Proceeds from long-term debt of $13,000,000;

   o  Distributions received from affiliate of $1,833,000;

   o  Proceeds from the sale of property of $388,000;

   Cash was used primarily for:

   o  Additions to property, exploration and development costs of $24,162,000;

o        Costs incurred in connection with the Consolidation of $2,933,000;

   o  Payments of long-term debt of $3,000,000 and,

   o Dividends to shareholders of $4,061,000.

When combined with miscellaneous other cash activity during the year, the result was a decrease of $1,394,000 in HEC's cash and cash equivalents from $11,874,000 at December 31, 1998 to $10,480,000 at December 31, 1999.

Property Purchases, Sales and Capital Budget

In 1999, HEC incurred $24,162,000 in direct property additions, development, exploitation, and exploration costs. The costs were comprised of $11,093,000 for property acquisitions and approximately $13,069,000 for domestic exploration and development. HEC's 1999 capital program led to the replacement, including revisions to prior year reserves, of 95% of 1999 production using year-end prices of $24.32 per bbl and $2.00 per mcf. Excluded from these calculations are the reserves of HCRC and the direct interests of Hallwood Group acquired in the Consolidation. Also excluded are sales of reserves in place in 1999, which were approximately 9% of 1999 production.

Regional Area Descriptions and 1999 Capital Budget

Since HEP was considered the acquiring entity for accounting purposes, the expenditures discussed below represent the costs incurred by HEP prior to June 8, 1999, plus the costs incurred on a consolidated basis after June 8, 1999.

In the Gulf Coast Region, HEC expended approximately $7,230,000 acquiring interests in 34 wells and significant non-producing assets including drilling locations, exploration acreage and 3-D seismic. Most of the assets are located in Yoakum Gorge area of Lavaca County, Texas. In addition, in the Yoakum Gorge area, HEC participated in a successful non-operated exploration discovery in 1998, and in 1999, HEC participated in five additional non-operated directional wells testing the Wilcox Steven Sands. HEC's 1999 drilling costs incurred in the Yoakum Gorge area were approximately $3,130,000. HEC drilled one successful well and sidetracked two additional wells within the Bell prospect located in Houston County, Texas. HEC's costs in 1999 were approximately $1,446,000 for all drilling and prospect costs within the Bell area. HEC spent approximately $1,473,000 for completion attempts on the Mirasoles exploration well located in Kenedy County, Texas. In 1999, HEC incurred approximately $313,000 for seismic and all costs associated with its participation in the Boca Chica exploration well.

In the Greater Permian Region, HEC spent approximately $475,000 recompleting or drilling four producing development wells.

In the Rocky Mountain Region, HEC drilled and completed three wells located in Garfield County, Colorado. Drilling costs were approximately $1,854,000. HEC incurred $676,500 for the purchase of overriding royalty interests and working interests in 18 coal bed methane properties already operated by HEC, located in San Juan County, New Mexico. In the same area, HEC incurred approximately $395,000 for additional pipeline and water disposal facilities.

See Item 2 - Properties, for further discussion of HEC's exploration and development projects.

Long-lived assets, other than oil and gas properties, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. To date, the Company has not recognized any impairment losses on long-lived assets other than oil and gas properties.

Dividends

On December 13, 1999, HEC declared a quarterly dividend of $.25 per Series A Cumulative Preferred share, which was paid on February 15, 2000 to shareholders of record on December 31, 1999. This amount was accrued as of the year-end.

The Series A Cumulative Preferred Stock has a dividend preference of $1.00 per share per year. HEC may not declare or pay dividends to common shareholders unless full cumulative dividends have been paid on the preferred stock.

Stock Option Plans

On June 9, 1999, HEC granted options to purchase 600,000 shares of common stock at an exercise price of $7.00 per share which was equal to the fair market value on the date of grant. On November 22, 1999, HEC granted an additional 61,500 options to purchase common stock at an exercise price of $7.00 per share which was greater than the fair market value of the common stock on the date of the grant. The options expire on June 9, 2006, unless sooner terminated pursuant to the provisions of the plan. One-third of the options vested on the grant date, and the remainder vest one-third on June 8, 2000 and one-third on June 8, 2001.

On January 28, 2000, HEC granted options to purchase 238,500 shares of common stock at an exercise price of $4.625 per share which was equal to the fair market value of the common stock on the date of grant. The options expire on January 28, 2007, unless sooner terminated pursuant to the provisions of the plan. One-third of the options vested on the grant date and the remainder vest one-third on January 28, 2001 and one-third on January 28, 2002.

Prior to the Consolidation, the following HEP options were outstanding. All of these options were cancelled on June 8, 1999.

                                                      Number of Options
                                            Outstanding               Exercisable              Exercise Price

Class A Unit Options                           390,400                   390,400                   $  5.75
Class A Unit Options                            25,500                    17,000                   $  6.625
Class C Unit Options                           120,000                   120,000                    $10.00

Financing

On June 8, 1999, HEC and its lenders entered into an Amended and Restated Credit Agreement (as amended, the "Credit Agreement") to extend the term date of its line of credit to May 31, 2002. The lenders are Morgan Guaranty Trust Company, First Union National Bank and Bank of America. The terms of the Credit Agreement were amended on October 15, 1999, to, among other matters, increase HEC's borrowing base to $90,000,000. At December 31, 1999, HEC had amounts outstanding of $86,200,000.

HEC's plans are to sell its interests in approximately 500 non-strategic oil and gas wells during 2000. These property sales will enable HEC to better focus on its core areas while at the same time reduce its level of outstanding debt. Subsequent to December 31, 1999 and through March 6, 2000, approximately 145 oil and gas properties have been sold and HEC has repaid $6,000,000 of its borrowings under the Credit Agreement. On January 27, 2000, the Credit Agreement was further amended to reduce HEC's borrowing base to reflect the property sales made by the Company and to waive compliance with an asset sale covenant. On February 9, 2000, HEC's borrowing base was further reduced to $84,479,000 to reflect the most recent property sales, and therefore HEC's unused borrowing base totaled $4,279,000 at March 6, 2000.

Borrowings against the Credit Agreement bear interest at the lower of the Certificate of Deposit rate plus from 1.375% to 2.125%, prime plus 1/2% or the Euro-Dollar rate plus from 1.25% to 2.0%. The applicable interest rate was 8.5% at December 31, 1999. Interest is payable monthly. Quarterly principal payments of $11,457,000 are calculated to include repayments of the borrowing made subsequent to December 31, 1999 and commence May 31, 2002.

The borrowing base for the Credit Agreement is typically redetermined semiannually, although the lenders have the right to make a redetermination at anytime. The Credit Agreement is secured by a first lien on approximately 80% in value of HEC's oil and gas properties. Additionally, aggregate dividends paid and stock repurchased by HEC in any 12 month period are limited to 50% of cash flow from operations before working capital changes and distributions received from affiliates, if the principal amount of debt of HEC is 50% or more of the borrowing base. Aggregate dividends paid and stock repurchased by HEC are limited to 65% of cash flow from operations before working capital changes and distributions received from affiliates, if the principal amount of debt is less than 50% of the borrowing base.
At the time of the Consolidation, HCRC had $25,000,000 of 10.32% Senior Subordinated Notes ("Subordinated Notes") due December 23, 2007 and warrants to purchase common stock which were held by The Prudential Insurance Company of America ("Prudential"). On June 8, 1999, the Amended and Restated Subordinated Note and Warrant Purchase Agreement (the "Note Agreement") was amended to issue warrants to Prudential to purchase 309,278 shares of HEC's Common Stock at an exercise price of $7.00 per share. The terms of the Note Agreement were further amended on October 15, 1999 to exclude certain hedging transactions of the subsidiaries of HEC from the calculation of indebtedness. In connection with this amendment, the Company received a written waiver under the Credit Agreement of the restriction on amendments to the Note Agreement. The Subordinated Notes bear interest at the rate of 10.32% per annum on the unpaid balance, payable quarterly. Annual principal payments of $5,000,000 are due December 23, 2003 through December 23, 2007.

HEC recorded the Subordinated Notes and the warrants based upon the relative fair values of the Subordinated Notes without the warrants and of the warrants themselves at the time of Consolidation. The allocated value of the warrants of $1,956,000 was recorded as additional paid-in-capital. The discount on the Subordinated Notes is being amortized over the term of the Subordinated Notes using the interest method of amortization.

As part of its risk management strategy, HEC enters into financial contracts to hedge the interest rate payments under its Credit Agreement. HEC does not use the hedges for trading purposes, but rather to protect against the volatility of interest rates under its Credit Agreement, which has a floating interest rate. The amounts received or paid upon settlement of these transactions are recognized as interest expense at the time the interest payments are due.

All contracts are interest rate swaps with fixed rates. As of March 6, 2000, HEC was a party to eight contracts with three different counterparties.

The following table provides a summary of HEC's financial contracts.

                                                                    Average
                               Amount of Contract
               Period                       Debt Hedged            Floor Rate

               2000                         $45,000,000                5.65%
               2001                          36,000,000                5.23
               2002                          37,500,000                5.23
               2003                          37,500,000                5.23
               2004                           6,000,000                5.23

Gas Balancing

HEC uses the sales method for  recording its gas  balancing.  Under this method,
HEC   recognizes   revenue  on  all  of  its  sales  of   production,   and  any
over-production or under-production is recovered or repaid at a future date.

As of December 31, 1999, HEC had a net over-produced position of 496,000 mcf ($992,000 valued at year-end gas prices). The Company believes that this imbalance can be made up from production on existing wells or from wells which will be drilled as offsets to existing wells and that this imbalance will not have a material effect on HEC's results of operations, liquidity and capital resources. The reserves disclosed in Item 8 have been decreased by 496,000 mcf in order to reflect HEC's gas balancing position.

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

Forward Looking Statements

Please refer to the section entitled "Cautionary Statement Regarding Forward Looking Statements under Item 1. for a discussion of factors which could affect the outcome of forward looking statements used by the Company.

Inflation and Changing Prices

Prices obtained for oil and gas production depend upon numerous factors that are beyond the control of HEC, including the extent of domestic and foreign production, imports of foreign oil, market demand, domestic and worldwide economic and political conditions, storage capacity and government regulations and tax laws. Prices for both oil and gas fluctuated from 1997 through 1999, with a distinct downward trend in both oil and gas prices occurring in the calendar year 1998 through the first quarter of 1999. Prices began to rebound in April 1999.

The following table presents the weighted average prices received per year by HEC, and the effects of the hedging transactions discussed below.

                         Oil                       Oil                        Gas                       Gas
                  (excluding effects        (including effects        (excluding effects         (including effects
                      of hedging                of hedging                 of hedging                of hedging
                    transactions)             transactions)              transactions)             transactions)
                    ------------              ------------               ------------              ------------
                      (per bbl)                 (per bbl)                  (per mcf)                 (per mcf)

1999                    $18.16                    $16.52                     $2.06                     $1.90
1998                     12.82                     13.65                      1.99                      2.02
1997                     19.35                     19.08                      2.54                      2.31

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

HEC's philosophy is to use derivatives to provide a measure of stability in the volatile price environment of oil and gas, and to furnish an element of predictability in the cash flow of the Company. In general, the Company expects to hedge up to 50%, on a total equivalent volume basis, of its oil and gas production for the next two forward years, and 30% for each of the three years thereafter. The Company does not ordinarily intend to hedge more than 65% of any one commodity. In addition, HEC will, in most cases, enter into transactions with minimum fixed prices for the production subject to the contracts. This philosophy may be modified as circumstances require.

The financial contracts used by HEC to hedge the price of its oil and natural gas production are swaps, collars and participating hedges. Under the swap contracts, HEC sells its oil and gas production at spot market prices and receives or makes payments based on the differential between the contract price and a floating price which is based on spot market indices. As of March 6, 2000, HEC was a party to 16 financial contracts with three different counterparties.

The following table provides a summary of HEC's financial contracts.

                                 Oil
                              Percent of
                              Production               Contract
      Period                    Hedged                Floor Price
      ------                  ----------              -----------
                                                       (per bbl)

     2000                          54%                   $18.47
     2001                          12%                    19.16

                                 Gas
                              Percent of
                              Production               Contract
      Period                    Hedged                Floor Price
      ------                  ----------              -----------
                                                       (per mcf)

     2000                         42%                     $1.97
     2001                         43%                     $1.99
     2002                         34%                     $1.95

Between 11% and 13% of the gas volumes hedged in each year are subject to a collar agreement whereby HEC will receive the contract price if the spot price is lower than the contract price, the cap price if the spot price is higher than the cap price, and the spot price if that price is between the contract price and the cap price. The cap prices range from $2.54 per mcf to $2.65 per mcf.

During the first quarter through March 6, 2000, the weighted average oil price (for barrels not hedged) was approximately $26.50 per barrel, and the weighted average price of natural gas (for mcf not hedged) was approximately $2.25 per mcf.

Inflation

Inflation did not have a material impact on HEC in 1999, 1998 and 1997 and is not anticipated to have a material impact in 2000.

Results of Operations

For accounting purposes, the Consolidation has been treated as a purchase by HEP of the common stock of HCRC and the direct energy interests of Hallwood Group. Accordingly, all information presented for periods prior to June 8, 1999 represents the historical information of HEP because HEP was considered to be the acquiring entity for accounting purposes.

1999 Compared to 1998

The following table is presented to contrast HEC's oil and gas price and production for discussion purposes. Significant fluctuations are discussed in the accompanying narrative.

                              1999             1998
                              ----             ----

Gas
  Production (mcf)          18,263,000       14,037,000
  Price (per mcf)                $1.90            $2.02
Oil
  Production (bbl)             925,000          787,000
  Price (per bbl)               $16.52           $13.65

Gas Revenue

Gas revenue increased $6,373,000 during 1999 compared with 1998. The increase is comprised of an increase in gas production from 14,037,000 mcf during 1998 to 18,263,000 mcf during 1999, partially offset by a decrease in the average gas price from $2.02 per mcf in 1998 to $1.90 per mcf in 1999. The increase in production is primarily due to the Consolidation which caused a 4,478,000 mcf increase in gas production. This increase was partially offset by decreased production resulting from a production decline on two significant wells in Louisiana caused by increased rates of water production on the wells and normal production declines.

The effect of HEC's hedging transactions as described under "Inflation and Changing Prices" was to decrease HEC's average gas price from $2.06 per mcf to $1.90 per mcf, representing a $2,922,000 decrease in gas revenues for 1999.

Oil Revenue

Oil revenue increased $4,539,000 during 1999 compared with 1998. The increase is comprised of an increase in the average oil price from $13.65 per barrel in 1998 to $16.52 per barrel in 1999, combined with an increase in production, from 787,000 barrels in 1998 to 925,000 barrels in 1999. The Consolidation caused a production increase of 242,000 barrels of oil which was partially offset by the production decline on two wells in Louisiana, as discussed above, and normal production declines.

The effect of HEC's hedging transactions was to decrease HEC's average oil price from $18.16 per barrel to $16.52 per barrel, resulting in a $1,517,000 decrease in oil revenue for 1999.

Pipeline and Other

Pipeline and other revenue consists primarily of facilities income from two gathering systems located in New Mexico, revenues derived from salt water disposal and incentive payments related to certain wells in San Juan County, New Mexico and LaPlata County, Colorado. Pipeline facilities and other revenue increased $2,434,000 during 1999 compared with 1998. The increase is comprised of a $1,716,000 increase due to the Consolidation and a $718,000 increase primarily due to an increase in incentive payment income resulting from HEC's acquisition of a volumetric production payment during May 1998.

Interest Income

The decrease in interest income of $51,000 during 1999 compared with 1998 resulted from a lower average cash balance during 1999.

Production Operating Expense

Production operating expense increased $4,925,000 during 1999 compared with 1998. The increase is comprised of a $5,527,000 increase due to the Consolidation, partially offset by a decrease of $602,000 primarily resulting from cost savings measures implemented in Kansas and West Texas during 1999.

Facilities Operating Expense

Facilities operating expense represents operating expenses associated with various smaller gathering systems operated by HEC. The increase in facilities operating expense of $128,000 is primarily due to increased maintenance activity during 1999 compared with 1998.

General and Administrative Expense

General and administrative expense includes costs incurred for direct administrative services such as legal, audit and reserve reports, as well as allocated internal overhead incurred by the operating company on behalf of HEC. These expenses increased $2,350,000 during 1999 compared with 1998 primarily due to the Consolidation.

Depreciation, Depletion and Amortization Expense

Depreciation, depletion and amortization expense increased $5,307,000 during 1999 compared with 1998. The increase is due to as higher capitalized costs during 1999 primarily due to the Consolidation and property acquisitions during 1999.

Impairment of Oil and Gas Properties

Impairment of oil and gas properties during 1998 represents the property impairments recorded during 1998 because capitalized costs exceeded the present value (discounted at 10%) of estimated future net revenues from proved oil and gas reserves at June 30, 1998, September 30, 1998 and December 31, 1998, based on prices of $13.00 per barrel of oil and $2.00 per mcf of gas, $12.80 per bbl of oil and $1.90 per mcf of gas and $10.00 per bbl of oil and $1.90 per mcf of gas, respectively.

Interest Expense

Interest expense increased $4,018 during 1999 as compared with 1998. The increase is due to a higher average outstanding debt balance during 1999 resulting from the Consolidation and additional borrowings.

Equity in Earnings (Loss) of HCRC

Equity in earnings (loss) of HCRC represents HEC's share of its equity investment in HCRC prior to the Consolidation. HEC's equity in loss of HCRC during 1998 represents twelve months of activity whereas the 1999 balance represents activity until June 8, 1999. Additionally, the 1998 balance includes HEC's share of the property impairments recorded by HCRC.

Minority Interest in Net Income of Affiliates

Minority interest in net income of affiliates represents unaffiliated partners' interest in the net income of the May Partnerships. The decrease of $647,000 during 1999 compared with 1998 is primarily due to the liquidation of three of the six May Partnerships on March 31, 1999.

Litigation

Litigation income during 1999 represents insurance proceeds received by HEC which reimbursed costs previously paid in connection with a property related claim partially offset by costs accrued for the settlement of a take-or-pay related claim. Litigation expense during 1998 includes the settlement of the Ellender lawsuit described in Item 8, Note 13, and the costs related to the Arcadia arbitration described in Item 8, Note 12.

1998 Compared to 1997

The following table is presented to contrast HEC's oil and gas price and production for discussion purposes. Significant fluctuations are discussed in the accompanying narrative.

                              1998             1997
                              ----             ----

Gas
  Production (mcf)          14,037,000       11,774,000
  Price (per mcf)                $2.02            $2.31
Oil
  Production (bbl)             787,000          770,000
  Price (per bbl)               $13.65           $19.08

Gas Revenue

Gas revenue increased $1,146,000 during 1998 compared with 1997. The increase is comprised of an increase in gas production from 11,774,000 mcf during 1997 to 14,037,000 mcf during 1998, partially offset by a decrease in the average gas price from $2.31 per mcf in 1997 to $2.02 per mcf in 1998. Production increased because two temporarily shut-in wells were back on line. The two wells were temporarily shut-in during the second quarter of 1997 while workover procedures were performed. The increase in gas production is also due to an expansion of the gathering system in San Juan County, New Mexico during 1998.

The effect of HEC's hedging transactions was to increase HEC's average gas price from $1.99 per mcf to $2.02 per mcf, representing a $421,000 increase in gas revenues for 1998.

Oil Revenue

Oil revenue decreased $3,949,000 during 1998 compared with 1997. The decrease is comprised of a decrease in the average oil price from $19.08 per barrel in 1997 to $13.65 per barrel in 1998, partially offset by an increase in production, from 770,000 barrels in 1997 to 787,000 barrels in 1998. Production increased slightly because two temporarily shut-in wells were back on line. The two wells were temporarily shut-in during the second quarter of 1997 while workover procedures were performed. The production increase was partially offset by normal production declines.

The effect of HEC's hedging transactions was to increase HEC's average oil price from $12.82 per barrel to $13.65 per barrel, resulting in a $653,000 increase in oil revenue for 1998.

Pipeline and Other

Pipeline facilities and other revenue increased $1,273,000 during 1998 compared with 1997 primarily due to an increase in incentive payment income resulting from HEC's acquisition of a volumetric production payment during May 1998.

Interest Income

The increase in interest income of $13,000 during 1998 compared with 1997 resulted from a higher average cash balance during 1998 compared with 1997.

Production Operating Expense

Production operating expense increased $1,115,000 during 1998 compared with 1997. The increase is due to increased operating costs resulting from the drilling projects completed during 1997 as well as the additional operating expenses related to the properties acquired in the Arcadia acquisition during October 1998.

Facilities Operating Expense

The decrease in facilities operating expense of $143,000 is primarily due to decreased maintenance activity during 1998 compared with 1997.

General and Administrative Expense

General and administrative expense decreased $288,000 during 1998 compared with 1997 primarily due to a decrease in performance based compensation during 1998.

Depreciation, Depletion and Amortization Expense

Depreciation, depletion and amortization expense increased $3,759,000 during 1998 compared with 1997. The increase is due to a higher depletion rate resulting from the increased production discussed above as well as higher capitalized costs during 1998.
Impairment of Oil and Gas Properties

Impairment of oil and gas properties during 1998 represents the property impairments recorded during 1998 because capitalized costs exceeded the present value (discounted at 10%) of estimated future net revenues from proved oil and gas reserves at June 30, 1998, September 30, 1998 and December 31, 1998, based on prices of $13.00 per barrel of oil and $2.00 per mcf of gas, $12.80 per bbl of oil and $1.90 per mcf of gas and $10.00 per bbl of oil and $1.90 per mcf of gas, respectively.

Interest Expense

Interest expense decreased $299,000 during 1998 compared with 1997. The decrease is due to a lower average outstanding debt balance during 1998 as compared to 1997.

Equity in Earnings (Loss) of HCRC

HEC's equity in HCRC's earnings decreased $6,236,000 during 1998 as compared to 1997. The decrease is primarily the result of property impairments recorded by HCRC during 1998.

Minority Interest in Net Income of Affiliates

Minority interest in net income of affiliates decreased $821,000 during 1998 compared with 1997 due to a decrease in the net income of the May Partnerships resulting primarily from lower oil and gas prices and decreased production from their properties.

Litigation

Litigation expense during 1998 includes the settlement of the Ellender lawsuit described in Item 8, Note 13 and the costs related to the Arcadia arbitration described in Item 8, Note 12. Litigation income during 1997 is comprised of insurance proceeds which reimbursed a portion of expense incurred in a prior period to settle certain litigation.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Historically, HEC has attempted to hedge the exposure related to its variable rate debt and its forecasted oil and natural gas production in amounts which it believes are prudent based on the prices of available derivatives and, in the case of production hedges, the Company's deliverable volumes. HEC attempts to manage the exposure to adverse changes in the fair value of its fixed rate debt agreements by issuing fixed rate debt only when business conditions and market conditions are favorable.

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

Notes 1, 4 and 6 to the financial statements provide further disclosure with respect to derivatives and related accounting policies.

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

Following are disclosures regarding HEC's market risk sensitive instruments by major category. Investors and other users are cautioned to avoid simplistic use of these disclosures. Users should realize that the actual impact of future interest rate and commodity price movements will likely differ from the amounts disclosed below due to ongoing changes in risk exposure levels and concurrent adjustments to hedging positions. It is not possible to accurately predict future movements in interest rates and oil and natural gas prices.

Interest Rate Risks (non trading) - HEC uses both fixed and variable rate debt to partially finance operations and capital expenditures. As of December 31, 1999, HEC's debt consists of $86,200,000 in borrowings under its Credit Agreement which bears interest at a variable rate, and $25,000,000 in borrowings under its 10.32% Senior Subordinated Notes which bear interest at a fixed rate. HEC hedges a portion of the risk associated with this variable rate debt through derivative instruments, which consist of interest rate swaps and collars. Under the swap contracts, HEC makes interest payments on its Credit Agreement as scheduled and receives or makes payments based on the differential between the fixed rate of the swap and a floating rate plus a defined differential. These instruments reduce HEC's exposure to increases in interest rates on the hedged portion of its debt by enabling it to effectively pay a fixed rate of interest or a rate which only fluctuates within a predetermined ceiling and floor. A hypothetical increase in interest rates of two percentage points would cause a loss in income and cash flows of $1,724,000 during 2000, assuming that outstanding borrowings under the Credit Agreement remain at current levels. This loss in income and cash flows would be offset by a $900,000 increase in income and cash flows associated with the interest rate swap and collar agreements that are in effect for 2000.

A hypothetical decrease in interest rates of two percentage points would cause an increase in the fair market value of $1,989,000 in HEC's Senior Subordinated Notes from their fair value at December 31, 1999.

Commodity Price Risk (non trading) - HEC hedges a portion of the price risk associated with the sale of its oil and natural gas production through the use of derivative commodity instruments, which consist of swaps and collars. These instruments reduce HEC's exposure to decreases in oil and natural gas prices on the hedged portion of its production by enabling it to effectively receive a fixed price on its oil and gas sales or a price that only fluctuates between a predetermined floor and ceiling. As of March 6, 2000, HEC has entered into derivative commodity hedges covering an aggregate of 445,000 barrels of oil and 21,243,000 mcf of gas that extend through 2002. Under these contracts, HEC sells its oil and natural gas production at spot market prices and receives or makes payments based on the differential between the contract price and a floating price which is based on spot market indices. The amount received or paid upon settlement of these contracts is recognized as oil or natural gas revenues at the time the hedged volumes are sold. A hypothetical decrease in oil and natural gas prices of 10% from the prices in effect as of December 31, 1999 would cause a loss in income and cash flows of $5,999,000 during 2000, assuming that oil and gas production remain at 1999 levels. This loss in income and cash flows would be offset by a $2,914,000 increase in income and cash flows associated with the oil and natural gas derivative contracts that are in effect for 2000.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                Page No.

FINANCIAL STATEMENTS:

Independent Auditors' Report                                          28

Consolidated Balance Sheets at December 31, 1999 and 1998          29-30

Consolidated Statements of Operations for the years ended
   December 31, 1999, 1998 and 1997                                   31

Consolidated Statements of Stockholders' Equity for the years
   ended December 31, 1999, 1998 and 1997                             32

Consolidated Statements of Cash Flows for the years ended
   December 31, 1999, 1998 and 1997                                   33

Notes to Consolidated Financial Statements                         34-51

SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION (UNAUDITED)           52-55

                          INDEPENDENT AUDITORS' REPORT


To the Shareholders of Hallwood Energy Corporation:

We have audited the consolidated financial statements of Hallwood Energy Corporation as of December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999, listed in the index at Item 8. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hallwood Energy Corporation at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

Denver, Colorado
March 6, 2000


                           HALLWOOD ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                                   December 31,
                                                                                 --------------
                                                                          1999                      1998
                                                                         ------                    -----

CURRENT ASSETS
   Cash and cash equivalents                                           $  10,480                  $  11,874
   Accounts receivable:
     Oil and gas revenues                                                 12,442                      5,911
     Trade                                                                 4,918                      4,040
   Due from affiliates                                                       704                        119
   Prepaid expenses and other current assets                               1,209                      1,338
   Net working capital of affiliate                                                                     236
                                                                   -------------                 ----------
       Total                                                              29,753                     23,518
                                                                        --------                   --------

PROPERTY,  PLANT  AND  EQUIPMENT,  at cost
  Oil and gas  properties  (full  cost method):
     Proved mineral interests                                            758,473                    664,799
     Unproved mineral interests                                            6,543                      2,694
   Furniture, fixtures and other                                           1,941                      3,411
                                                                       ---------                  ---------
       Total                                                             766,957                    670,904

   Less accumulated depreciation, depletion,
     amortization and property impairment                               (585,336)                  (565,899)
                                                                         -------                    -------
       Total                                                             181,621                    105,005
                                                                         -------                    -------

OTHER ASSETS
   Investment in common stock of HCRC                                                                10,160
   Deferred expenses and other assets                                      1,400                        408
                                                                       ---------                 ----------
       Total                                                               1,400                     10,568
                                                                       ---------                   --------

TOTAL ASSETS                                                            $212,774                   $139,091
                                                                         =======                    =======




















                        (Continued on the following page)


                           HALLWOOD ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                          (In thousands, except shares)


                                                                                        December 31,
                                                                                        ------------
                                                                               1999                       1998
                                                                              ------                     -----

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                  $  26,382                 $  22,921
   Current portion of long-term debt                                                                       9,319
                                                                         -------------                 ---------
       Total                                                                    26,382                    32,240
                                                                              --------                  --------

NONCURRENT LIABILITIES
   Long-term debt                                                              109,357                    40,381
   Deferred revenue and other                                                    1,066                     1,050
                                                                             ---------                 ---------
       Total                                                                   110,423                    41,431
                                                                               -------                  --------

         Total liabilities                                                     136,805                    73,671
                                                                               -------                  --------

MINORITY INTEREST IN AFFILIATES                                                    582                     2,788
                                                                            ----------                 ---------

COMMITMENTS AND CONTINGENCIES (NOTE 14)

STOCKHOLDERS' EQUITY
   Series A Cumulative Preferred Stock;  5,000,000 shares authorized;  2,334,165 shares issued and outstanding in 1999
     and 1998                                                                    21,386                    21,386
   Common Stock par value $.01 per share; 25,000,000 shares
     authorized; 9,999,754 shares issued and outstanding in 1999
     and 5,599,754 shares issued and outstanding in 1998                            100                        56
   Additional paid-in capital                                                    67,883                    58,052
   Accumulated deficit                                                          (13,982)                   (16,862)
                                                                               --------                   --------
         Stockholders' equity - net                                              75,387                     62,632
                                                                               --------                   --------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $212,774                   $139,091
                                                                                =======                    =======



















         The accompanying notes are an integral part of the consolidated financial statements.


                           HALLWOOD ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands except per share data)


                                                                          For the Year Ended December 31,
                                                                          -------------------------------
                                                                      1999             1998              1997
                                                                     ------           ------            -----

REVENUES:
  Gas revenue                                                       $ 34,739         $ 28,366          $ 27,220
  Oil revenue                                                         15,280           10,741            14,690
  Pipeline, facilities and other                                       6,504            4,070             2,797
  Interest                                                               358              409               396
                                                                   ---------        ---------         ---------
                                                                      56,881           43,586            45,103
                                                                     -------          -------           -------

EXPENSES:
  Production operating                                                17,100           12,175            11,060
  Facilities operating                                                   626              498               641
  General and administrative                                           7,395            5,045             5,333
  Depreciation, depletion and amortization                            21,027           15,720            11,961
  Impairment of oil and gas properties                                                 14,000
  Interest                                                             6,815            2,797             3,096
                                                                    --------         --------          --------
                                                                      52,963           50,235            32,091
                                                                     -------          -------           -------

OTHER INCOME (EXPENSES):
  Equity in earnings (loss) of HCRC                                     (419)          (4,888)            1,348
  Minority interest in net income of affiliates                         (329)            (976)           (1,797)
  Litigation                                                              48           (1,382)              240
                                                                  ----------         --------          --------
                                                                        (700)          (7,246)             (209)
                                                                   ---------         --------          --------

INCOME (LOSS) BEFORE INCOME TAXES                                      3,218          (13,895)           12,803

PROVISION FOR INCOME TAXES:
  Current                                                                338
                                                                   ---------      ------------

NET INCOME (LOSS)                                                      2,880          (13,895)           12,803

PREFERRED DIVIDENDS                                                    2,368            2,464               664
                                                                    --------         --------          --------

NET INCOME (LOSS) ATTRIBUTABLE TO
   COMMON SHAREHOLDERS                                            $      512        $ (16,359)        $  12,139
                                                                   =========         ========          ========

     NET INCOME (LOSS) PER SHARE - BASIC                         $       .06      $     (2.92)       $     2.17
                                                                  ==========       ==========         =========

     NET INCOME (LOSS) PER SHARE - DILUTED                       $       .06      $     (2.92)       $     2.14
                                                                  ==========       ==========         =========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                             8,083            5,600             5,600
                                                                    ========         ========          ========

PRO FORMA INFORMATION ASSUMING PROVISION
   FOR INCOME TAXES APPLIED RETROACTIVELY (NOTE 1)

     Income (loss) before income taxes                             $   3,218         $(13,895)          $  12,803

     Provision for income taxes                                      -------          --------           -------

     Net income (loss)                                             $   3,218         $ (13,895)       $  12,803
                                                                    ========         ==========        ========

     Net income (loss) attributable to common shareholders         $     850         $ (16,359)        $ 12,139
                                                                   ==========          ========        =========

     Net income (loss) per share - basic                           $    .11         $     (2.92)     $      2.17
                                                                       =====         ===========      ===========

     Net income (loss) per share - diluted                         $    .11         $     (2.92)      $    2.14
                                                                       =====         ===========         ======





         The accompanying notes are an integral part of the consolidated financial statements.


                           HALLWOOD ENERGY CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)


                                      ries A Cumulative
                                       Preferred Stock       Common       Additional       Accumulated
                                                              Stock     Paid-in-Capital     Deficit                  Total
                                                            ---------   ---------------  --------------           --------

Balance, December 31, 1996                $   4,868         $     56      $  75,061        $ (15,770)              $  64,215
  Dividends                                                                   (7,676)                                  (7,676)
  Net income                                                                                   12,803                  12,803
  Other                                                                         (278)                                    (278)
                                       ------------      ------------   ------------     ------------            ------------

Balance, December 31, 1997                    4,868                56         67,107           (2,967)                 69,064
  Issuance of preferred stock, net of
     syndication costs                       16,518                                                                    16,518
  Capital contribution                                                           171                                      171
  Exercise of stock options                                                      199                                      199
  Dividends                                                                   (9,495)                                  (9,495)
  Net loss                                                                                    (13,895)                (13,895)
  Other                                                                           70                                       70
                                       ------------      ------------   ------------     ------------            ------------

Balance, December 31, 1998                   21,386                56         58,052          (16,862)                 62,632
  Issuance of common stock in the
     Consolidation                                                 44         13,892                                   13,936
  Dividends                                                                    (4,061)                                 (4,061)
  Net income                                                                                    2,880                   2,880
                                       ------------      ------------   ------------        ---------               ---------

Balance, December 31, 1999                $  21,386         $     100      $  67,883        $ (13,982)              $  75,387
                                           ========          ========       ========         ========                ========









         The accompanying notes are an integral part of the consolidated financial statements.



                           HALLWOOD ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                               For the Year Ended December 31,
                                                                             ---------------------------------
                                                                       1999                 1998                 1997
                                                                      ------               ------               -----

OPERATING ACTIVITIES:
  Net income (loss)                                                $    2,880           $ (13,895)            $  12,803
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
       Depreciation, depletion and amortization                        21,027               15,720               11,961
       Impairment of oil and gas properties                                                 14,000
       Depreciation charged to affiliates                                 220                  249                  221
       Gain on asset disposals                                                               (188)
       Amortization of deferred loan costs and debt discount              282                   82                   81
       Noncash interest expense                                                                 15                  241
       Minority interest in net income                                    329                  976                1,797
       Recoupment of take-or-pay liability                              (416)                (130)                 (126)
       Equity in (earnings) loss of HCRC                                  419                4,888               (1,348)
       Undistributed (earnings) loss of affiliates                    (1,177)              (1,319)                  197

  Changes in  operating  assets  and  liabilities  provided  (used)  cash net of noncash activity:
         Oil and gas revenues receivable                              (2,642)                2,861                  633
         Trade receivables                                              (529)                1,029                 (562)
         Due from affiliates                                          (3,992)                (362)               (2,948)
         Prepaid expenses and other assets                                385                (247)                 (163)
         Deferred expenses and other assets                               193                (408)
         Accounts payable and accrued liabilities                       1,259                3,006                4,730
         Due to affiliates                                                                                         (133)
                                                                -------------         ------------           ----------
           Net cash provided by operating activities                   18,238               26,277               27,384
                                                                     --------             --------             --------

INVESTING ACTIVITIES:
  Additions to property, plant and equipment                         (11,093)             (28,756)               (3,233)
  Exploration and development costs incurred                         (13,069)             (12,180)              (12,983)
  Costs incurred in connection with the Consolidation                 (2,933)
  Proceeds from sales of property, plant and equipment                    388                  454                  133
  Distributions received from affiliate                                 1,833                1,583
  Investment in affiliates                                                                    (20)                  (76)
  Other investing activities                                                                                        (29)
                                                                -------------        -------------          -----------
           Net cash used in investing activities                     (24,874)             (38,919)              (16,188)
                                                                    --------             --------              --------

FINANCING ACTIVITIES:
  Payments of long-term debt                                          (3,000)             (18,286)               (7,285)
  Proceeds from equity offering, net
    of syndication costs                                                                    16,518
  Proceeds from long-term debt                                         13,000               33,000                7,000
  Dividends paid                                                      (4,061)              (9,495)               (7,676)
  Distributions paid by consolidated affiliates
    to minority interest                                                (429)              (1,446)               (1,875)
  Payment of contract settlement                                                           (2,767)
  Exercise of options                                                                          199
  Capital contribution                                                                         171
  Debt issuance costs                                                   (268)
  Other financing activities                                                                                       (278)
                                                                -------------        -------------           ----------
           Net cash provided by (used in) financing activities          5,242               17,894              (10,114)
                                                                    ---------             --------             --------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                         (1,394)                5,252                1,082

CASH AND CASH EQUIVALENTS:

  BEGINNING OF YEAR                                                    11,874                6,622                5,540
                                                                     --------            ---------            ---------

  END OF YEAR                                                       $  10,480            $  11,874           $    6,622
                                                                     ========             ========            =========

         The accompanying notes are an integral part of the consolidated financial statements.

                           HALLWOOD ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES


Hallwood Energy Corporation ("HEC" or the "Company") is a Delaware corporation engaged in the development, exploration, acquisition and production of oil and gas properties. HEC began operations June 8, 1999, in connection with the consolidation ("Consolidation") of Hallwood Energy Partners, L.P. ("HEP") and Hallwood Consolidated Resources Corporation ("HCRC") and the acquisition of the direct energy interests of The Hallwood Group Incorporated ("Hallwood Group"). For accounting purposes, the Consolidation has been treated as a purchase by HEP of the common stock of HCRC and the direct energy interests of Hallwood Group. Accordingly, the assets and liabilities of HEP, including its 46% share of assets and liabilities of HCRC owned prior to the Consolidation, have been recorded at historical cost, and the remaining assets and liabilities of HCRC and the direct energy interests of Hallwood Group have been recorded at estimated fair values as of the date of purchase. All information presented for periods prior to June 8, 1999 represents the historical information of HEP because HEP was considered to be the acquiring entity for accounting purposes. The financial statements for periods prior to June 8, 1999 have been retroactively restated to reflect the corporate structure of HEC, and all share and per share information assumes that the shares of HEC issued to HEP in connection with the Consolidation were outstanding for all periods prior to June 8, 1999. The Company's properties are primarily located in the Rocky Mountain, Mid-Continent, Greater Permian and Gulf Coast regions of the United States.

The following pro forma information presents the financial information of HEP, HCRC and the direct property interests of Hallwood Group as if the Consolidation had taken place on January 1 of each year presented. Any additional provision or benefit for income taxes is excluded because of the Company's net operating loss carryforwards and related valuation allowance.

                                                                For the Year Ended December 31,
                                                     1999                                              1998
                                 --------------------------------------------      ------------------------
                                     As           Acquired                             As           Acquired
                                  Reported       Interests         Pro Forma        Reported        Interests        Pro Forma
                                  --------       ----------        ---------        --------        ---------        ---------
                                                             (In thousands except per Share data)

Revenues                          $56,881          $11,874          $68,755        $ 43,586         $ 25,181         $ 68,767
Net income (loss)                   2,880           (1,163)           1,717          (13,895)       (21,597)          (35,492)
Net income (loss)
   attributable to
     common
     shareholders                     512           (1,163)            (651)         (16,359)       (21,597)          (37,956)
Net income (loss)
   per share - basic            $     .06                        $     (.08)      $    (2.92)                     $     (6.78)
                                 ========                         =========        =========                       ==========
Net income (loss)
   per share - diluted          $     .06                        $     (.08)      $    (2.92)                     $     (6.78)
                                 ========                         =========        =========                       ==========

Accounting Policies

Consolidation

HEC fully consolidates entities in which it owns a greater than 50% equity interest and reflects a minority interest in the consolidated financial statements. The accompanying financial statements include the majority owned affiliates, the May Limited Partnerships 1984-1, 1984-2 and 1984-3 for all periods and the May Limited Partnerships 1983-1, 1983-2 and 1983-3 through March 31, 1999 when they were liquidated.

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

Derivatives

As of March 6, 2000, HEC was a party to 16 financial contracts to hedge the price of its oil and natural gas. The purpose of the hedges is to protect against price decreases and to provide a measure of stability in the volatile environment of oil and natural gas spot pricing. The amounts received or paid upon settlement of these contracts are recognized as oil or gas revenue at the time the hedged volumes are sold.

As of March 6, 2000, HEC was a party to eight financial contracts to hedge the interest payments under its Credit Agreement. The purpose of the hedges is to protect against the variability of the interest rates under its Credit Agreement which has a floating interest rate. The amounts received or paid upon settlement of these transactions are recognized as interest expense at the time the interest payments are due.

Gas Balancing

HEC uses the sales method for  recording its gas  balancing.  Under this method,
HEC   recognizes   revenue  on  all  of  its  sales  of   production,   and  any
over-production or under-production is recovered at a future date.

As of December 31, 1999, HEC had a net over-produced position of 496,000 mcf ($992,000 valued at year-end gas prices). The Company believes that this imbalance can be made up with production on existing wells or from wells which will be drilled as offsets to existing wells and that this imbalance will not have a material effect on HEC's results of operations, liquidity and capital resources. HEC's oil and gas reserves as of December 31, 1999 have been decreased by 496,000 mcf in order to reflect HEC's gas balancing position.

Property, Plant and Equipment

HEC follows the full cost method of accounting whereby all costs related to the acquisition and development of oil and gas properties are capitalized in a single cost center ("full cost pool") and are amortized over the productive life of the underlying proved reserves using the units of production method. Proceeds from property sales are generally credited to the full cost pool.

Capitalized costs of oil and gas properties may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves plus the cost, or estimated fair market value, if lower, of unproved properties. Should capitalized costs exceed this ceiling, an impairment is recognized. The present value of estimated future net revenues is computed by applying current prices of oil and gas to estimated future production of proved oil and gas reserves as of year-end, less estimated future expenditures to be incurred in developing and producing the proved reserves assuming continuation of existing economic conditions. During the second, third and fourth quarters of 1998, using oil and gas prices of $13.00 per barrel of oil and $2.00 per mcf of gas, $12.80 per barrel of oil and $1.90 per mcf of gas and $10.00 per barrel of oil and $1.90 per mcf of gas, respectively, HEC recorded oil and gas property impairments totaling $14,000,000. HEC did not record any property impairments during 1999 or 1997.

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

Unproved  properties are withheld from the amortization  base until such time as
they  are  either   developed  or  abandoned.   The   properties  are  evaluated
periodically for impairment.

Long-lived assets, other than oil and gas properties which are evaluated for impairment as described above, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. To date, HEC has not recognized any impairment losses on long-lived assets other than oil and gas properties.

Dividends

On December 13, 1999, HEC declared a quarterly dividend of $.25 per Series A Cumulative Preferred share, which was paid on February 15, 2000 to shareholders of record on December 31, 1999. This amount was accrued as of year-end.

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

Computation of Net Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income (loss) attributable to the common shareholders by the weighted average number of common shares outstanding during the periods. Diluted income per common share includes the potential dilution that could occur upon exercise of the options or warrants to acquire common stock computed using the treasury stock method which assumes that the increase in the number of shares is reduced by the number of shares which could have been repurchased by the Company with the proceeds from the exercise of the options or warrants (which were assumed to have been made at the average market price of the common shares during the reporting period). The warrants described in Note 6 have been ignored in the computation of diluted net income (loss) per share in all periods and the stock options described in Note 9 have been ignored in the computation of diluted income (loss) per share in 1999 and 1998 because their inclusion would be anti-dilutive.

The following table reconciles the number of shares outstanding used in the calculation of basic and diluted income (loss) per share.

                                     Income
                                                     (Loss)           Shares          Per Share
                                                     ------           ------          ---------
                                                 (In thousands except per Share data)

For the Year Ended December 31, 1999
   Net income per share - basic                    $       512          8,083           $   .06
                                                    ----------         ------            ======
   Net income per share - diluted                  $       512          8,083           $   .06
                                                    ==========         ======            ======

For the Year Ended December 31, 1998
   Net loss per share - basic                        $(16,359)          5,600            $(2.92)
                                                       ------           -----             =====
   Net loss per share - diluted                      $(16,359)          5,600            $(2.92)
                                                       ======           =====             =====

For the Year Ended December 31, 1997
   Net income per share - basic                       $ 12,139          5,600            $ 2.17
                                                                                          =====
   Effect of options                                                       83
                                                 -------------        -------
   Net income per share - diluted                     $ 12,139          5,683            $ 2.14
                                                       =======          =====             =====

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

Significant Customers

Although the Company sells the majority of its oil and gas production to a few purchasers, there are numerous other purchasers in the area in which HEC sells its production; therefore, the loss of its significant customers would not adversely affect HEC's operations. For the years ended December 31, 1999, 1998 and 1997, purchases by the following companies exceeded 10% of the total oil and gas revenues of the Company:

                                         1999             1998              1997
                                         ----             ----              ----

Conoco Inc.                              19%               23%              20%
El Paso Field Services Company           14%               11%              11%
Plains All American Inc.                 14%
Marathon Petroleum Company                                                  16%

Environmental Concerns

HEC is continually taking actions it believes are necessary in its operations to ensure conformity with applicable federal, state and local environmental regulations. As of December 31, 1999, HEC has not been fined or cited for any environmental violations which would have a material adverse effect upon capital expenditures, earnings or the competitive position of HEC in the oil and gas industry.

Other Comprehensive Income

The Company does not have any items of other comprehensive income for the years ended December 31, 1999, 1998 and 1997. Therefore, total comprehensive income
(loss) is the same as net income (loss) for those periods.

Segments

The Company engages in the development, production and sale of oil and gas, and the acquisition, exploration, development and operation of oil and gas properties in the continental United States. In addition, the Company's activities exhibit similar economic characteristics and involve the same products, production processes, class of customers, and methods of distribution. Management of the Company evaluates its performance as a whole rather than by product or geographically. As a result, HEC's operations consist of one reportable segment.

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


NOTE 2 - OIL AND GAS PROPERTIES

The following table summarizes cost information related to HEC's oil and gas activities:

                                          For the Year Ended December 31,
                                          -------------------------------
                                      1999             1998              1997
                                      ----             ----              ----
                                                  (In thousands)

Property acquisition costs:
  Proved                            $  85,235          $28,397           $ 1,942
  Unproved                              3,849              379             1,071
Development costs                       7,302            8,087             7,607
Exploration costs                       5,767            6,043             6,950
                                    ---------          -------           -------
      Total                          $102,153          $42,906           $17,570
                                      =======           ======            ======

Depreciation, depletion, amortization and impairment expense related to proved oil and gas properties per equivalent mcf of production for the years ended December 31, 1999, 1998 and 1997, was $.88, $1.58 and $.73, respectively.

At December 31, unproved properties consist of the following:

                                  1999             1998
                                  ----             ----
                                     (In thousands)

Texas                             $4,898           $1,857
North Dakota                       1,009              499
Other                                636              338
                                  ------           ------
                                  $6,543           $2,694
                                   =====            =====


NOTE 3 - PRINCIPAL ACQUISITIONS AND SALES

On October 20, 1999, HEC acquired oil and gas properties located principally in the Yoakum Gorge area of Lavaca County, Texas for $7,230,000 and future contingent consideration. The acquisition was comprised of interests in 34 wells, drilling locations, exploration acreage and 3-D seismic data.

As a result of the arbitration discussed in Note 12, HEC completed an $8,200,000 acquisition of properties located primarily in Texas during October 1998. The acquisition included interests in 570 wells, numerous proven and unproven drilling locations, exploration acreage and 3-D seismic data.

In July 1996, HEC and its affiliate, HCRC, acquired interests in 38 wells located primarily in LaPlata County, Colorado. An unaffiliated large East Coast financial institution formed an entity to utilize the tax credits generated from the wells. The project was financed by an affiliate of Enron Corp. through a volumetric production payment. During May 1998, a limited liability company owned equally by HEC and HCRC purchased the volumetric production payment from the affiliate of Enron Corp. HEC funded its $17,257,000 share of the acquisition price from operating cash flow and borrowings under its Credit Agreement.

During 1997, HEC had no individually significant property acquisitions or sales.

Subsequent to December 31, 1999 and through March 6, 2000, HEC sold approximately 145 oil and gas properties located in Texas, Oklahoma and North Dakota for approximately $7,100,000. HEC used $6,000,000 of the sales proceeds to pay down its outstanding debt and the remainder was used for general operations and capital projects.


NOTE 4 - DERIVATIVES

As part of its risk management strategy, HEC enters into financial contracts to hedge the price of its oil and natural gas. HEC does not use these hedges for trading purposes, but rather for the purpose of providing protection against price decreases and to provide a measure of stability in the volatile environment of oil and natural gas spot pricing. The amounts received or paid upon settlement of these contracts is recognized as oil or gas revenue at the time the hedged volumes are sold.

The financial contracts used by HEC to hedge the price of its oil and natural gas production are swaps, collars and participating hedges. Under the swap contracts, HEC sells its oil and gas production at spot market prices and receives or makes payments based on the differential between the contract price and a floating price which is based on spot market indices. As of March 6, 2000, HEC was a party to 16 financial contracts with three different counterparties.

The following table provides a summary of HEC's financial contracts:

                                   Oil
                         Quantity of Production
      Period                     Hedged                     Contract Floor Price
      ------                ----------------                --------------------
                                 (bbls)                            (per bbl)

       1997                       346,000                             $17.78
       1998                       175,000                              16.62
       1999                       325,000                              15.43
       2000                       372,000                              18.47
       2001                        73,000                              19.16

                                   Gas
                         Quantity of Production
      Period                     Hedged                     Contract Floor Price
      ------                ----------------                --------------------
                                  (mcf)                            (per mcf)

       1997                     5,386,000                              $1.97
       1998                     7,101,000                               2.09
       1999                    15,574,000                               1.85
       2000                     9,040,000                               1.97
       2001                     7,355,000                               1.99
       2002                     4,848,000                               1.95

From 1999 forward, between 11% and 13% of the gas volumes hedged in each year are subject to a collar agreement whereby HEC will receive the contract price if the spot price is lower than the contract price, the cap price if the spot price is higher than the cap price, and the spot price if that price is between the contract price and the cap price. The cap price ranges from $2.54 per mcf to $2.65 per mcf.

In the event of nonperformance by the counterparties to the financial contracts, HEC is exposed to credit loss, but has no off-balance sheet risk of accounting loss. The Company anticipates that the counterparties will be able to satisfy their obligations under the contracts because the counterparties consist of well-established banking and financial institutions which have been in operation for many years. Certain of HEC's hedges are secured by the lien on HEC's oil and gas properties which also secures HEC's Credit Agreement described in Note 6.


NOTE 5 - INVESTMENT IN AFFILIATED CORPORATION

During 1998 and 1997, HEC accounted for its approximate 46% interest in HCRC using the equity method of accounting. As a result of the Consolidation, HEC's investment in HCRC was eliminated. The following presents summarized financial information for HCRC at December 31, 1998 and 1997.

                                           1998             1997
                                           ----             ----
                                               (In thousands)

Current assets                            $12,566          $15,145
Noncurrent assets                          88,601           77,226
Current liabilities                        18,262           11,007
Noncurrent liabilities                     53,316           32,678
Revenue                                    32,410           32,411
Net income (loss)                          (20,279)          5,585

No other individual entity in which HEC owns an interest comprises in excess of 10% of the revenues, net income or assets of HEC.

The following amounts represent HEC's share of the property related costs and reserve quantities and values of its equity investee HCRC as of December 31, 1998 and 1997, prior to its elimination on June 8, 1999 (in thousands):

Capitalized Costs Relating to Oil and Gas Activities:

                                                    As of December 31,
                                                  1998             1997
                                                  ----             ----

Unproved properties                            $   1,286        $   1,040
Proved properties                                147,600          118,966
Accumulated depreciation, depletion,
  amortization and property impairment           (100,890)         (92,511)
                                                  -------          -------
Net property                                    $ 47,996         $ 27,495
                                                 =======          =======

Costs Incurred in Oil and Gas Activities:

                                  For the Year Ended December 31,
                                      1998             1997
                                      ----             ----

Acquisition costs                   $ 12,879          $ 1,303
Development costs                      2,636            2,060
Exploration costs                      2,606            2,851
                                    --------           ------
     Total                          $ 18,121          $ 6,214
                                     =======           ======

                                                 For the Year Ended December 31,
                                                     1998             1997
                                                     ----             ----

Oil and gas revenue                                $ 10,372          $10,889
Production operating expense                          (4,272)          (3,746)
Depreciation, depletion, amortization
  and property impairment expense                    (13,773)          (3,336)
Income tax benefit (expense)                                             (761)
                                                  ---------          --------
     Net income (loss) from oil and gas activities $  (7,673)       $  3,046
                                                    ========         =======

Proved Oil and Gas Reserve Quantities:

                                                    Gas              Oil
                                                    Mcf              Bbl
                                                        (unaudited)

Balance, December 31, 1998                        32,000            1,470
                                                  ======            =====
Balance, December 31, 1997                        27,268            2,065
                                                  ======            =====

Standardized Measure of Discounted Future Net Cash Flows:

                                   (unaudited)

December 31, 1998                                      $30,134
                                                        ======
December 31, 1997                                      $31,245
                                                        ======

NOTE 6 - DEBT

HEC's long-term debt at December 31, 1999 and 1998 consisted of the following:

                                              1999             1998
                                              ----             ----
                                                 (In thousands)

Credit Agreement                          $  86,200        $  49,700
Note Agreement                               25,000
Debt discount                                (1,843)
                                          ---------           -------

Total debt                                   109,357          49,700
Less current maturities                                       (9,319)
                                        -------------      ---------
Long-term debt                              $109,357       $  40,381
                                             =======        ========

On June 8, 1999, HEC and its lenders entered into an Amended and Restated Credit Agreement (as amended, the "Credit Agreement") to extend the term date of its line of credit to May 31, 2002. The lenders are Morgan Guaranty Trust Company, First Union National Bank and Bank of America. The terms of the Credit Agreement were amended on October 15, 1999, to, among other matters, increase HEC's borrowing base to $90,000,000. At December 31, 1999, HEC had amounts outstanding of $86,200,000.

HEC's plans are to sell its interests in approximately 500 non-strategic oil and gas wells during 2000. These property sales will enable HEC to better focus on its core areas while at the same time reduce its level of outstanding debt. Subsequent to December 31, 1999 and through March 6, 2000, approximately 145 oil and gas properties have been sold and HEC has repaid $6,000,000 of its borrowings under the Credit Agreement. On January 27, 2000, the Credit Agreement was further amended to reduce HEC's borrowing base to reflect the property sales made by the Company and to waive compliance with an asset sale covenant. On February 9, 2000, HEC's borrowing base was further reduced to $84,479,000 to reflect the most recent property sales, and therefore HEC's unused borrowing base totaled $4,279,000 at March 6, 2000.

Borrowings against the Credit Agreement bear interest at the lower of the Certificate of Deposit rate plus from 1.375% to 2.125%, prime plus 1/2% or the Euro-Dollar rate plus from 1.25% to 2.0%. The applicable interest rate was 8.5% at December 31, 1999. Interest is payable monthly. Quarterly principal payments of $11,457,000 are calculated to include the repayments of the borrowing made subsequent to December 31, 1999 and commence May 31, 2002.

The borrowing base for the Credit Agreement is typically redetermined semiannually, although the lenders have the right to make a redetermination at anytime. The Credit Agreement is secured by a first lien on approximately 80% in value of HEC's oil and gas properties. Additionally, aggregate dividends paid and stock repurchased by HEC in any 12 month period are limited to 50% of cash flow from operations before working capital changes and distributions received from affiliates, if the principal amount of debt of HEC is 50% or more of the borrowing base. Aggregate dividends paid and stock repurchased by HEC are limited to 65% of cash flow from operations before working capital changes and distributions received from affiliates, if the principal amount of debt is less than 50% of the borrowing base.

At the time of the Consolidation, HCRC had $25,000,000 of 10.32% Senior Subordinated Notes ("Subordinated Notes") due December 23, 2007 and warrants to purchase common stock which were held by The Prudential Insurance Company of America ("Prudential"). On June 8, 1999, the Amended and Restated Subordinated Note and Warrant Purchase Agreement (the "Note Agreement") was amended to issue warrants to Prudential to purchase 309,278 shares of HEC's Common Stock at an exercise price of $7.00 per share. The terms of the Note Agreement were further amended on October 15, 1999 to exclude certain hedging transactions of the subsidiaries of HEC from the calculation of indebtedness. In connection with this amendment, the Company received a written waiver under the Credit Agreement of the restriction on amendment to the Note Agreement. The Subordinated Notes bear interest at the rate of 10.32% per annum on the unpaid balance, payable quarterly. Annual principal payments of $5,000,000 are due December 23, 2003 through December 23, 2007.

HEC recorded the Subordinated Notes and the warrants based upon the relative fair values of the Subordinated Notes without the warrants and of the warrants themselves at the time of Consolidation. The allocated value of the warrants of $1,956,000 was recorded as additional paid-in-capital. The discount on the Subordinated Notes is being amortized over the term of the Subordinated Notes using the interest method of amortization.

At December 31, 1999, HEC's debt maturity schedule is as follows.

                                  (In thousands)

2000                            $          --
2001                                       --
2002                                   36,943
2003                                   54,257
2004                                    5,000
Thereafter                             13,157
                                     --------
  Total                              $109,357
                                      =======

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

All contracts are interest rate swaps with fixed rates. As of March 6, 2000, HEC was a party to eight contracts with three different counterparties.

The following table provides a summary of HEC's financial contracts.

                                                  Average
                           Amount of              Contract
Period                    Debt Hedged            Floor Rate

1997                      $15,000,000                6.56%
1998                       15,000,000                6.84%
1999                       40,000,000                5.70%
2000                       45,000,000                5.65%
2001                       36,000,000                5.23%
2002                       37,500,000                5.23%
2003                       37,500,000                5.23%
2004                        6,000,000                5.23%


NOTE 7 - STOCKHOLDERS' EQUITY

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

Issuance of HEP Units

On February 17, 1998, HEP closed its public offering of 1.8 million Class C Units, priced at $10.00 per Unit. Proceeds to HEP, net of underwriting expenses, were approximately $16,518,000. HEP used $14,000,000 of the net proceeds to repay borrowings under its Credit Agreement and applied the remaining proceeds toward the repayment of HEP's outstanding contract settlement obligation.

NOTE 8 - INCOME TAXES

The following is a summary of the income tax provision for the year ended December 31, 1999 (in thousands). HEC was not a taxable entity prior to the Consolidation on June 8, 1999:

State                                                   $338
Federal - Current
          Deferred
            Total                                       $338
                                                         ===

Reconciliation of the expected tax at the statutory tax rate to the effective tax is as follows for the year ended December 31, 1999 (in thousands):

Expected tax expense at the
  statutory rate                                      $1,094
State taxes net of federal benefit                       223
Taxes on income prior to June 8, 1999                   (440)
Change in valuation allowance                           (789)
Other                                                    250
                                                      ------
     Effective tax expense                           $   338
                                                      ======

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The tax effects of significant items comprising the Company's deferred tax assets and liabilities as of December 31, 1999 (in thousands) are as follows:

Deferred tax assets and (liabilities):
  Net operating loss carryforward                   $  7,758
  Capital loss carryforward                            1,458
  Minimum tax credit carryforward                        534
  Temporary differences between
     book and tax basis of property                     (215)
                                                    --------
       Total                                           9,535

  Valuation allowance                                 (9,535)
                                                      ------

Net deferred tax asset                            $      -0-
                                                   =========

The Company's net operating loss carryforwards expire between 2008 and 2019, the
capital  loss   carryforward   expires  in  2001  and  the  minimum  tax  credit
carryforward has no expiration date.


NOTE 9 - EMPLOYEE INCENTIVE PLANS

Every year beginning in 1992, the Boards of Directors of HEP and HCRC have adopted an incentive plan. Each year the Boards of Directors determine the percentage of each entities interest in the cash flow from certain wells drilled, recompleted or enhanced during the year allocated to the incentive plan for that year. The specified percentage was 2.80% for 1999, 2.75% for 1998, and 2.40% for 1997. The specified percentage of cash flow is then allocated among certain key employees who are designated by the boards as participants in the plan for that year. Each award under the plan (with regard to domestic properties) represents the right to receive for five years a portion of the specified share of the cash award, at the conclusion of which the participants are each paid a share of an amount equal to a specified percentage (80% for 1999, 1998 and 1997) of the remaining net present value of the qualifying wells, and the award for that year terminates. The expenses attributable to the plans were $220,000 in 1999, $125,000 in 1998 and $277,000 in 1997 and are included in general and administrative expense in the accompanying financial statements.

On June 9, 1999, the Compensation Committee of HEC adopted an incentive plan that is substantially the same as the incentive plan of HEP and HCRC, and specified that the percentage of cash flow allocated to the new plan for the remainder of 1999 be 2.80%, the same as was allocated for the 1999 plan by HEP and HCRC.

On June 9, 1999, the Compensation Committee of HEC granted options to purchase 600,000 shares of common stock at an exercise price of $7.00 per share which was equal to the fair market value on the date of grant. On November 22, 1999, HEC granted an additional 61,500 options to purchase common stock at an exercise price of $7.00 per share which was greater than the fair market value of the common stock on the date of the grant. The options expire on June 9, 2006, unless sooner terminated pursuant to the provisions of the plan. One-third of the options vested on the grant date, and the remainder vest one-third on June 8, 2000 and one-third on June 8, 2001.

On January 28, 2000, the Compensation Committee of HEC granted options to purchase 238,500 shares of common stock at an exercise price of $4.625 per share which was equal to the fair market value of the common stock on the date of grant. The options expire on January 28, 2007, unless sooner terminated pursuant to the provisions of the plan. One-third of the options vested on the grant date and the remainder vest one-third on January 28, 2001 and one-third on January 28, 2002.

Prior to the Consolidation, the following HEP options were outstanding. All of these options were cancelled on June 8, 1999.

                                 Number of Options
                           Outstanding      Exercisable     Exercise Price


Class A Unit Options        390,400           390,400          $  5.75
Class A Unit Options         25,500            17,000          $  6.625
Class C Unit Options        120,000           120,000           $10.00

A summary of options granted to purchase HEC common stock and the changes therein during the year-ended December 31, 1999 is presented below:

                                                            Weighted
                                                            Average
                                                            Exercise
                                            Shares           Price

Outstanding at beginning of year                --          $    --
Granted                                     661,500            7.00
                                            -------            ----
Outstanding at end of year                  661,500           $7.00
                                            =======            ====

Options exercisable                         220,500           $7.00
                                            =======            ====

A summary of options granted to purchase Class A Units and the changes therein during the years-ended December 31, 1999, 1998, and 1997 is presented below:



                                              1999                        1998                        1997
                                             ------                      ------                      -----
                                                  Weighted                    Weighted                    Weighted
                                                  Average                     Average                     Average
                                                  Exercise                    Exercise                    Exercise
                                     Units         Price         Units         Price         Units         Price
                                     -----         -----         -----         -----         -----         -----

Outstanding at beginning
   of year                          415,900      $  5.80         425,000        $5.75        425,000        $5.75
Granted                                                           25,500         6.625
 Exercised                                                      (34,600)         5.75
 Cancelled                         (415,900)     $  5.80
                                    -------       ------     -------------   --------    -------------
 Outstanding at end of  year                -- $       --        415,900        $5.80        425,000        $5.75
                                 =============  =========        =======         ====        =======         ====

 Options exercisable at year-end            -- $       --        398,900        $5.80        425,000        $5.75
                                 =============  =========        =======         ====        =======         ====

A summary of options granted to purchase Class C Unit Options and the changes therein during the year ended December 31, 1999 and 1998 is presented below:

                                                            1999                               1998
                                                            ----                               ----
                                                                    Weighted                           Weighted
                                                                Average Exercise                   Average Exercise
                                                                     Price                              Price
                                                   Units                               Units

Outstanding at beginning of year                  120,000            $10.00               --         $      --
Granted                                                                              120,000             10.00
Cancelled                                        (120,000)            10.00
                                                  -------             -----       --------------
Outstanding at end of year                               --      $       --          120,000            $10.00
                                              =============       =========          =======             =====

Options exercisable at year-end                          --      $       --           60,000            $10.00
                                              =============       =========         ========             =====

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Accordingly, no compensation cost has been recognized for the options granted. Had compensation expense for options granted been determined based on the fair value at the grant date for the options, consistent with the provisions of SFAS 123, HEC's net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below:

                                                       1999               1998                1997
                                                       ----               ----                ----

Net income(loss):               as reported         $2,880,000       $(13,895,000)        $12,803,000
                                pro forma              930,000        (14,022,000)         12,730,000
Net income (loss) per share - basic:
                                as reported             $  .06             $(2.92)              $2.17
                                pro forma                $(.18)            $(2.94)              $2.15
Net income (loss) per share - diluted:
                                as reported             $  .06             $(2.92)              $2.14
                                pro forma                $(.18)            $(2.94)              $2.12

The fair value of the common stock options granted during 1999, for disclosure purposes was estimated on the dates of grant using the Black-Scholes Model using the following assumptions.

                              Common Stock Options
                                    Granted                   Granted
                                  June 9, 1999           November 22, 1999
                                  ------------           -----------------

Expected dividend yield             --                       --
Expected price volatility           68%                      68%
Risk-free interest rate               5.8%                     6.4%
Expected life of options              7 years                  7 years

The fair value of the unit options granted during 1998 and 1995, for disclosure purposes was estimated on the dates of grant using the Binomial Option Pricing Model using the following assumptions:

                              1995 Class A       1998 Class A       1998 Class C
                                 Options            Options            Options

Expected dividend yield             6%                 8%              11%
Expected price volatility         28%                27%               29%
Risk-free interest rate             7.6%               6.4%              6.4%
Expected life of options          10 years           10 years          10 years


NOTE 10 - RELATED PARTY TRANSACTIONS

The Company manages and operates certain oil and gas properties on behalf of independent joint interest owners and its affiliates. In such capacity, the Company pays all costs and expenses of operations and distributes all revenues associated with such properties. HEC has receivables from affiliates of $704,000 and $119,000 at December 31, 1999 and 1998, respectively, which represent net revenues net of operating costs and expenses. The balances with affiliates are settled monthly.

During the years ended December 31, 1999, 1998 and 1997, HEC incurred approximately $124,000, $274,000 and $275,000, respectively, of consulting fees under a consulting agreement with Hallwood Group. The consulting agreement was terminated effective June 8, 1999 in connection with the Consolidation. HEC also incurred $195,000, $317,000 and $301,000 in 1999, 1998 and 1997, respectively, representing costs incurred by Hallwood Group and its affiliates on behalf of the Company.

On February 18, 2000, HEC repurchased and retired 43,816 shares of Series A Preferred Stock from it affiliate, Hallwood Group for $303,426. The shares were repurchased for $6.925 per share which represented the average of the closing prices of the stock during the five days prior to February 18, 2000.

NOTE 11 - STATEMENT OF CASH FLOWS

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

                                                             Fair Value of
                                                           Acquired Interest
                                                           -----------------
                                                            (In thousands)

Current assets                                                $   4,823
Oil and gas properties                                           81,348
Other assets                                                      1,140
Current liabilities                                              (2,606)
Long-term debt                                                  (49,544)
Other noncurrent liabilities                                        (62)

Cash paid during 1999, 1998 and 1997 for interest totaled $6,583,000, $2,700,000 and $2,775,000, respectively. Cash paid for income taxes during 1999 was $375,000. There was no cash paid for income taxes during 1998 and 1997 as HEC was not a tax paying entity.


NOTE 12 - ARBITRATION

In connection with the Demand for Arbitration filed by Arcadia Exploration and Production Company ("Arcadia") with the American Arbitration Association against Hallwood Energy Partners, L.P., Hallwood Consolidated Resources Corporation, E.M. Nominee Partnership Company and Hallwood Consolidated Partners, L.P.
(collectively referred to as "Hallwood"), the arbitrators ruled that the original agreement entered into in August 1997 to purchase oil and gas properties for $16,400,000 should proceed, with a reduction in the total purchase price of approximately $2,500,000 for title defects. The arbitrators also ruled that Arcadia was not entitled to enforce its claim that Hallwood was required to purchase an additional $8,000,000 in properties and denied Arcadia's claim for attorneys fees. The arbitrators granted Arcadia prejudgment interest on the adjusted purchase price, in the amount of $904,000 of which HEC's share was $452,000. That amount was accrued in the December 31, 1998 financial statements of the Company and was paid during the second quarter of 1999.

In October 1998, HEC closed the acquisition of oil and gas properties from Arcadia pursuant to the ruling which included interests in approximately 570 wells, numerous proven and unproven drilling locations, exploration acreage, and 3-D seismic data. HEC's share of the purchase price was $8,200,000.


NOTE 13 - LEGAL SETTLEMENTS

In connection with the Consolidation, HEC assumed the liability for two lawsuits filed against Hallwood Group and certain individuals and related to the direct energy interests acquired from Hallwood Group. These lawsuits, both filed in federal court in Denver, Colorado, have been settled. HEC was obligated to pay approximately $673,000 in connection with these lawsuits, and that amount was accrued as a liability on the Company's balance sheet in connection with the Consolidation. The court gave its final approval for the settlement during January 2000 and the settlement amount was paid by HEC during February 2000.

Concise Oil and Gas Partnership ("Concise"), a wholly owned subsidiary of HEC was a defendant in a lawsuit styled Dr. Allen J. Ellender, Jr. et al. vs. Goldking Production Company, et al., filed in the Thirty-Second Judicial District Court, Terrebonne Parish, Louisiana on May 30, 1996. The portion of the lawsuit against Concise was settled in consideration of the payment by Concise of $600,000. This amount was recorded as litigation settlement expense in the second quarter of 1998. Concise has been dismissed with prejudice from the lawsuit.

In addition to the litigation noted above, the Company and its subsidiaries are from time to time subject to routine litigation and claims incidental to their business, which the Company believes will be resolved without material effect on the Company's financial condition, cash flows or operations.


NOTE 14 - COMMITMENTS

The  Company  currently  leases  office  facilities  in  Denver,   Colorado  for
approximately $600,000 per year, under a lease which expires on December 31, 2006. HEC also sub-leases office space in Houston, Texas for approximately $42,000 per year, under a lease that expires on October 14, 2001. Remaining commitments under these leases mature as follows:

        Year Ending
       December 31,               Annual Rentals
                                  (In thousands)

           2000                      $   643
           2001                          636
           2002                          601
           2003                          601
           2004                          601
        Thereafter                     1,379
                                       -----
                                      $4,461

Rent expense for the years ended December 31, 1999, 1998 and 1997 was $421,000, $287,000 and $288,000, respectively.


NOTE 15 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                                              December 31, 1999                  December 31, 1998
                                              -----------------                  -----------------
                                         Carrying         Estimated         Carrying         Estimated
                                          Amount          Fair Value         Amount          Fair Value
                                          ------          ----------         ------          ----------
                                                                  (In thousands)

Assets (Liabilities):
  Interest rate hedge contracts       $            --   $     2,156      $            --     $   4,254
  Oil and gas hedge contracts                  --             (4,558)             --               (812)
  Long-term debt                          (109,357)         (109,021)         (49,700)          (49,700)

The estimated fair value of the interest rate hedge contracts is computed by multiplying the difference between the quoted contract termination interest rate and the contract interest rate by the amounts under contract. This amount has been discounted using an interest rate that could be available to the Company.

The estimated fair value of the oil and gas hedge contracts is determined by multiplying the difference between the quoted termination prices for oil and gas and the hedge contract prices by the quantities under contract. This amount has been discounted using an interest rate that could be available to the Company.

The estimated fair value of long-term debt is computed using interest rates that could be available to the Company for similar instruments with similar terms.

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1999. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively reevaluated for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

                           HALLWOOD ENERGY CORPORATION
                  SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION
                                DECEMBER 31, 1999
                                   (Unaudited)


The following reserve quantity and future net cash flow information for HEC represents proved reserves which are located in the United States. The reserves have been estimated by the Company's in-house engineers. A majority of these reserves has been reviewed by independent petroleum engineers. The determination of oil and gas reserves is based on estimates which are highly complex and interpretive. The estimates are subject to continuing change as additional information becomes available.

The standardized measure of discounted future net cash flows provides a comparison of HEC's proved oil and gas reserves from year to year. No consideration has been given to future income taxes as of December 31, 1999, because the tax basis of HEC's properties and net operating loss carryforwards exceed future net cash flows. No consideration was given to future income taxes as of December 31, 1998 and 1997 because HEC was not a tax paying entity during these years. Under the guidelines set forth by the Securities and Exchange Commission (SEC), the calculation is performed using year-end prices. The oil and gas prices used at December 31, 1999, 1998 and 1997 were $24.32 per bbl and $2.00 per mcf, $10.00 per bbl and $1.90 per mcf and $16.90 per bbl and $2.30 per mcf, respectively, for HEC, including the May Partnerships. Future production costs are based on year-end costs and include severance taxes. The present value of future cash inflows is based on a 10% discount rate. The reserve calculations using these December 31, 1999 prices result in 11.7 million bbls of oil, and
151.7 billion cubic feet of gas and a standardized measure of $208,000,000. The Mays are included on a consolidated basis, and 8,000 bbls of oil and .1 billion cubic feet of gas, representing a discounted present value of $352,000 are attributable to the minority ownership of these entities. This standardized measure is not necessarily representative of the market value of HEC's properties.

HEC's standardized measure of future net cash flows has been decreased by $3,357,000 at December 31, 1999 for the effects of its hedge contracts. This amount represents the difference between year-end oil and gas prices and the hedge contract prices multiplied by the quantities subject to contract, discounted at 10%.


                           HALLWOOD ENERGY CORPORATION
                               RESERVE QUANTITIES
                                 (In thousands)
                                   (Unaudited)



                                                                          Gas                        Oil
                                                                          ---                        ---
                                                                          Mcf                       Bbls

Proved Reserves:
   Balance, December 31, 1996                                             88,542                      7,531

   Extensions and discoveries                                              4,228                        817
   Revisions of previous estimates                                        11,578                     (1,930)
   Sales of reserves in place                                               (140)                        (9)
   Purchases of reserves in place                                            619                        128
   Production                                                            (11,774)                      (770)
                                                                         -------                   --------

   Balance, December 31, 1997                                             93,053                      5,767

   Extensions and discoveries                                              1,542                        415
   Revisions of previous estimates                                        (9,369)                    (1,385)
   Sales of reserves in place                                               (244)                       (35)
   Purchases of reserves in place                                         23,994                        512
   Production                                                            (14,037)                      (787)
                                                                        --------                   --------

   Balance, December 31, 1998                                             94,939                      4,487

   Extensions and discoveries                                             10,929                        180
   Revisions of previous estimates                                       (10,730)                     2,245
   Sales of reserves in place                                             (1,067)                      (185)
   Purchases of reserves in place                                         75,860                      5,879
   Production                                                            (18,263)                      (925)
                                                                        --------                   --------

   Balance, December 31, 1999                                            151,668                     11,681
                                                                         =======                     ======

Proved Developed Reserves:
   Balance, December 31, 1997                                             89,816                      5,181
                                                                        ========                    =======
   Balance, December 31, 1998                                             90,915                      3,577
                                                                        ========                    =======
   Balance, December 31, 1999                                            139,839                     10,301
                                                                         =======                     ======


                           HALLWOOD ENERGY CORPORATION
            STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                            December 31,
                                                  -----------------------------------------------------------
                                                       1999                     1998                     1997
                                                       ----                     ----                     ----

Future cash flows                                   $  597,000               $  245,000              $  293,000
Future production and development costs               (263,000)                (102,000)               (115,000)
                                                      --------                  -------                --------
Future net cash flows before discount                  334,000                  143,000                 178,000
10% discount to present value                         (126,000)                 (42,000)                (49,000)
                                                      --------                ---------               ---------
Standardized measure of discounted
   future net cash flows                            $  208,000               $  101,000              $  129,000
                                                     =========                =========               =========


                           HALLWOOD ENERGY CORPORATION
     CHANGES IN THE STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
                                 (In thousands)
                                   (Unaudited)



                                                                               For the Year Ended December 31,
                                                                               -------------------------------
                                                                      1999                   1998                  1997
                                                                      ----                   ----                  ----

Standardized measure of discounted future net
   cash flows at beginning of year                                   $101,000              $129,000               $206,000

Sales of oil and gas produced, net of production costs                (32,919)              (26,932)              (30,209)

Net changes in prices and production costs                             12,454               (21,211)              (78,965)

Extensions and discoveries, net of future production
  and development costs                                                11,719                 3,546                  9,592

Changes in estimated future development costs                         (12,959)               (9,738)              (10,012)

Development costs incurred                                              7,302                 8,087                  7,607

Revisions of previous quantity estimates                                2,674               (15,547)                   (8)

Purchases of reserves in place                                        108,449                23,802                  1,457

Sales of reserves in place                                             (2,124)                 (399)                 (204)

Accretion of discount                                                  10,136                12,936                 20,600

Changes in production rates and other                                   2,268                (2,544)                 3,142
                                                                     --------              --------               --------

Standardized measure of discounted future net
  cash flows at end of year                                          $208,000              $101,000               $129,000
                                                                      =======               =======                =======

ITEM 9 -     DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
             DISCLOSURES

None.


                                    PART III


ITEM 10 -    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item will be included in the definitive proxy statement of HEC relating to HEC's 2000 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A, which information is incorporated herein by reference.


ITEM 11 - EXECUTIVE COMPENSATION

The information required by this item will be included in the definitive proxy statement of HEC relating to HEC's 2000 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A, which information is incorporated herein by reference.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

The information required by this item will be included in the definitive proxy statement of HEC relating to HEC's 2000 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A, which information is incorporated herein by reference.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be included in the definitive proxy statement of HEC relating to HEC's 2000 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A, which information is incorporated herein by reference.


                                                   PART IV


ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Financial Statements and Financial Statement Schedules.
         (See Index at Item 8).

(b)      Reports on Form 8-K.

         HEC filed no current reports on Form 8-K during the last quarter of the period covered by this report.

(c)      Exhibits.

   (1)   3.1      - Certificate of Incorporation of Hallwood Energy Corporation
   (1)   3.2      - Bylaws of Hallwood Energy Corporation
   (1)   4.1      - Certificate  of  Designations  of the Series A  Cumulative
                    Preferred  Stock of  Hallwood
                    Energy Corporation
   (2)   4.1.1    - Executed  Rights  Agreement  dated as of June 8, 1999,
                    between the Company and Registrar and Transfer Company
   (1)   4.2      - Form of Certificate of Designation of Series A Junior
                    Participating  Preferred  Stock of Hallwood Energy
                    Corporation
   (1)  10.1      - Form of Rights Agreement
   (1)  10.2*     - 1999 Long-Term Incentive Plan of Hallwood Energy Corporation
   (1)  10.3*     - 1999 Long-Term Incentive Plan Loan Program of Hallwood
                    Energy Corporation
    (2) 10.5      - Registration  Rights  Agreement  dated as of June 8, 1999, between the Company and The Prudential Insurance Company of America
   (2)  10.6*     - Change of Control  Agreement  between the Company  and
                    Certain  Executives,  dated as of June 9, 1999
        10.61*    - Amended Schedule for Change of Control Contracts, dated as of December 13, 1999
   (2)  10.7      - Amended and Restated  Credit  Agreement  dated as of
                    June 8, 1999, among the Company and certain of its subsidiaries and the Banks listed therein
   (2)  10.8      - Agreement  Regarding  Initial Exercise Price dated
                    June 9, 1999, between the Company and The Prudential Insurance Company of America
   (2)  10.9*     - Phantom Working Interest  Incentive Plan of Hallwood Energy
                    Corporation dated as of June 8, 1999
   (2)  10.10     - Amended and Restated Subordinated  Note and Warrant Purchase
                    Agreement dated as of June 8,  1999,  between  Hallwood
                    Consolidated   Resources  Corporation  and  The  Prudential
                    Insurance Company of America
   (2)  10.11     - Common Stock  Purchase  Warrant dated June 8, 1999 between the Company and The Prudential Insurance Company of America
   (3)  10.12     - Amendment No. 1 to Credit Agreement, dated as of
                    October 15, 1999
   (3)  10.13     - Letter Amendment No. 1 to Note Agreement, dated as of
                    October 15, 1999
        10.14     - Amendment No. 2 and Waiver to Credit Agreement, dated as of
                    January 27, 2000
   (1)  21        - Subsidiaries of the Registrant
        27        - Financial Data Schedule
   ---------------

(1) Incorporated by reference to the same Exhibit number filed with Registrant's Registration Statement No. 33-77409.
(2) Incorporated by reference to the same exhibit number filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.
(3) Incorporated by reference to the same exhibit number filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.


         *Designates management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            HALLWOOD ENERGY CORPORATION


Date:  March 6, 2000                        By: /s/William L.Guzzetti
-----------------------                         ---------------------
                                                 William L. Guzzetti
                                                 President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                         Capacity                    Date


/s/Anthony J. Gumbiner              Chairman of the Board and     March 6, 2000
----------------------
Anthony J. Gumbiner                 Director (Chief Executive Officer)


/s/William L. Guzzetti              President and Director        March 6, 2000
----------------------
William L. Guzzetti


/s/Hans-Peter Holinger              Director                      March 6, 2000
----------------------
Hans-Peter Holinger


/s/Rex A. Sebastian                 Director                      March 6, 2000
---------------------
Rex A. Sebastian


/s/Nathan C. Collins                Director                      March 6, 2000
---------------------
Nathan C. Collins


/s/John R. Isaac, Jr.               Director                      March 6, 2000
---------------------
John R. Isaac, Jr.


                                    Director                      March 6, 2000
---------------------
Jerry A. Lubliner


/s/Hamilton P. Schrauff             Director                      March 6, 2000
------------------------
Hamilton P. Schrauff


                                    Director                      March 6, 2000
------------------------
Bill M. Van Meter


/s/William J. Baumgartner           Vice President                March 6, 2000
-------------------------
William J. Baumgartner              Chief Financial Officer
                                    (Principal Financial and
                                    Accounting Officer)