Form 10-Q
period 2000-03-31
HALLWOOD ENERGY CORP
filed 2000-05-10
CIK 319019

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

MARK ONE
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2000

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
Yes [x]  No  [  ]

Number of shares outstanding as of May 9, 2000

Common Stock                                                9,621,604
Series A Cumulative Preferred Stock                         2,290,349


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                           HALLWOOD ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)



                                                                       March 31,                December 31,
                                                                          2000                      1999
                                                                    ----------------        ------------

CURRENT ASSETS
   Cash and cash equivalents                                          $  15,498                    $  10,480
   Accounts receivable:
     Oil and gas revenues                                                13,741                       12,442
     Trade                                                                6,948                        4,918
   Due from affiliates                                                      838                          704
   Prepaid expenses and other current assets                              1,212                        1,209
                                                                      ---------                    ---------
         Total                                                           38,237                       29,753
                                                                       --------                     --------

PROPERTY,  PLANT  AND  EQUIPMENT,  at cost  Oil and gas  properties  (full  cost method):
     Proved mineral interests                                           754,414                      758,473
     Unproved mineral interests                                           4,209                        6,543
   Furniture, fixtures and other                                          2,309                        1,941
                                                                      ---------                    ---------
         Total                                                          760,932                      766,957

   Less accumulated depreciation, depletion,
     amortization and property impairment                              (591,820)                   (585,336)
                                                                        -------                     -------
         Total                                                          169,112                      181,621
                                                                        -------                      -------

OTHER ASSETS
   Deferred expenses and other assets                                     1,327                        1,400
                                                                      ---------                    ---------

TOTAL ASSETS                                                           $208,676                     $212,774
                                                                        =======                      =======



















                        (Continued on the following page)


                           HALLWOOD ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                          (In thousands except shares)



                                                                               March 31,              December 31,
                                                                                  2000                     1999
                                                                             --------------         -----------

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                    $  25,580                $  26,382
                                                                                --------                 --------

NONCURRENT LIABILITIES
   Long-term debt                                                                102,412                  109,357
   Deferred revenue and other                                                      1,059                    1,066
                                                                               ---------                ---------
         Total                                                                   103,471                  110,423
                                                                                 -------                  -------

           Total liabilities                                                     129,051                  136,805
                                                                                 -------                  -------

MINORITY INTEREST IN AFFILIATES                                                      709                      582
                                                                               ---------                ---------

COMMITMENTS AND CONTINGENCIES (NOTE 7)

STOCKHOLDERS' EQUITY
   Series A Cumulative Preferred Stock;  5,000,000 shares authorized;  2,290,349 shares issued and outstanding in 2000
     and 2,334,165 shares issued and outstanding in 1999                          21,083                   21,386
   Common Stock par value $.01 per share; 25,000,000 shares
     authorized; 9,999,754 shares issued and outstanding in
     2000 and 1999                                                                   100                      100
   Additional paid-in capital                                                     67,310                   67,883
   Accumulated deficit                                                            (9,577)                  (13,982)
                                                                               ---------                  --------
         Stockholders' equity - net                                               78,916                    75,387
                                                                                --------                  --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $208,676                  $212,774
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



                           HALLWOOD ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands except per share data)


                                                                                   For the Three Months Ended
                                                                                            March 31,
                                                                                  ---------------------------
                                                                                  2000                    1999
                                                                                  ----                    ----

REVENUES:
   Gas revenue                                                                 $ 13,845                  $ 6,490
   Oil revenue                                                                    6,145                    2,167
   Pipeline, facilities and other                                                 1,666                    1,209
   Interest                                                                         153                      116
                                                                              ---------                  -------
                                                                                 21,809                    9,982
                                                                                -------                   ------

EXPENSES:
   Production operating                                                           5,250                    3,058
   Facilities operating                                                             232                      175
   General and administrative                                                     1,801                    1,342
   Depreciation, depletion and amortization                                       6,434                    4,293
   Interest                                                                       2,395                      818
                                                                               --------                  -------
                                                                                 16,112                    9,686
                                                                                -------                   ------

OTHER EXPENSES:
   Equity in loss of HCRC                                                                                   482
   Minority interest in net income of affiliates                                    127                     132
   Litigation                                                                       617
                                                                               --------
                                                                                    744                     614
                                                                               --------               ---------

INCOME (LOSS) BEFORE INCOME TAXES                                                 4,953                    (318)

PROVISION FOR INCOME TAXES:
   Current                                                                          548
                                                                               --------

NET INCOME (LOSS)                                                                 4,405                    (318)

PREFERRED DIVIDENDS                                                                 573                      616
                                                                               --------                 --------

NET INCOME (LOSS) ATTRIBUTABLE TO
   COMMON SHAREHOLDERS                                                       $    3,832               $    (934)
                                                                              =========                ========

     NET INCOME (LOSS) PER SHARE - BASIC                                   $        .38              $     (.17)
                                                                            ===========               =========

     NET INCOME (LOSS) PER SHARE - DILUTED                                 $        .38              $     (.17)
                                                                            ===========               =========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                       10,000                    5,600
                                                                                =======                   ======

PRO FORMA INFORMATION ASSUMING PROVISION
   FOR INCOME TAXES APPLIED RETROACTIVELY (NOTE 1)

     Loss before income taxes                                                                         $    (318)

     Provision for income taxes

     Net loss                                                                                        $     (318)
                                                                                                      =========

     Net loss attributable to common shareholders                                                    $     (934)
                                                                                                      =========

     Net loss per share - basic                                                                      $     (.17)
                                                                                                      =========

     Net loss per share - diluted                                                                    $     (.17)
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


                           HALLWOOD ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                 For the Three Months Ended
                                                                                          March 31,
                                                                                  --------------------------
                                                                                 2000                   1999
                                                                                 ----                   ----

OPERATING ACTIVITIES:
    Net income (loss)                                                           $  4,405              $  (318)
    Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
          Depreciation, depletion and amortization                                 6,434                 4,293
          Depreciation charged to affiliates                                          50                    55
          Minority interest in net income                                            127                   132
          Amortization of deferred loan costs and debt discount                      110
          Recoupment of take-or-pay liability                                        (52)                 (31)
          Equity in loss of HCRC                                                                           482
          Undistributed earnings of affiliates                                                           (631)

    Changes in  operating  assets and  liabilities  provided  (used) cash net of noncash activity:
          Oil and gas revenues receivable                                         (1,299)                  924
          Trade receivables                                                       (2,030)              (3,267)
          Due from affiliates                                                       (134)                (579)
          Prepaid expenses and other current assets                                   15                   (1)
          Deferred expenses and other                                                                      (7)
          Accounts payable and accrued liabilities                                  (757)              (4,035)
          Due to affiliates                                                                                131
                                                                             -----------             ---------
                Net cash provided by (used in) operating activities                6,869               (2,852)
                                                                                 -------              -------

INVESTING ACTIVITIES:
    Additions to property, plant and equipment                                    (1,182)                (964)
    Exploration and development costs incurred                                    (4,296)              (1,875)
    Proceeds from sales of property, plant and equipment                          11,503                    16
    Distributions received from affiliate                                                                1,019
                                                                             -----------               -------
                Net cash provided by (used in) investing activities                6,025               (1,804)
                                                                                 -------              -------

FINANCING ACTIVITIES:
    Payments of long-term debt                                                    (7,000)
    Proceeds from long-term debt                                                                         1,000
    Dividends paid                                                                  (573)              (2,309)
    Purchase and cancellation of preferred shares                                   (303)
    Distributions paid by consolidated affiliates to minority interest                                   (186)
                                                                             -----------             --------
                Net cash used in financing activities                             (7,876)              (1,495)
                                                                                 -------              -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                                   5,018               (6,151)

CASH AND CASH EQUIVALENTS:

BEGINNING OF PERIOD                                                               10,480                11,874
                                                                                 -------               -------

END OF PERIOD                                                                   $ 15,498              $  5,723
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

The following pro forma information presents the financial information of HEP, HCRC and the direct property interests of Hallwood Group as if the Consolidation had taken place on January 1, 1999. Any additional provision or benefit for income taxes is excluded because of the Company's net operating loss carryforwards and related valuation allowance.

                                       For the Three Months Ended March 31, 1999
                                         As             Acquired
                                      Reported         Interests        Pro Forma
                                      --------         ---------        ---------
                                          (In thousands except per share data)

Revenues                                $  9,982           $  6,540         $16,522
Net loss                                    (318)             (1,016)        (1,334)
Net loss
   attributable to common
     shareholders                           (934)             (1,016)        (1,950)
Net loss
   per share - basic                  $     (.09)                        $     (.20)
                                       =========                          =========
Net loss
   per share - diluted                $     (.09)                        $     (.20)
                                       =========                          =========

The interim financial data are unaudited; however, in the opinion of management, the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. These financial statements should be read in conjunction with the financial statements and accompanying notes included in HEC's 1999 Annual Report on Form 10-K.

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

Pro Forma Information

The pro forma information included in the statements of operations has been presented to reflect the provision for income taxes, using statutory rates, as though the Company had been a taxable corporation during 1999. Because of the Company's net operating loss carryforwards and its recent operating losses, it is assumed that the Company would have had a full valuation allowance. Accordingly, no provision or benefit for income taxes has been recorded in 1999.

Computation of Net Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income (loss) attributable to the common shareholders by the weighted average number of common shares outstanding during the periods. Diluted income per common share includes the potential dilution that could occur upon exercise of options or warrants to acquire common stock, computed using the treasury stock method which assumes that the increase in the number of shares is reduced by the number of shares which could have been repurchased by the Company with the proceeds from the exercise of the options or warrants (which were assumed to have been made at the average market price of the common shares during the reporting period). The warrants described in Note 2 and the Company's outstanding stock options have been ignored in the computation of diluted net income (loss) per share because their inclusion would be antidilutive.

The following table reconciles the number of shares outstanding used in the calculation of basic and diluted income (loss) per share.

                                                                    Income
                                                                    (Loss)             Shares         Per Share
                                                                   --------            ------         ---------
                                                                       (In thousands except per share data)

For the Three Months Ended March 31, 2000
   Net income per share - basic                                     $  3,832             10,000         $    .38
                                                                     -------             ------          =======
  Net income per share - diluted                                    $  3,832             10,000         $    .38
                                                                     =======             ======          =======

For the Three Months Ended March 31, 1999
   Net income per share- basic                                      $   (934)             5,600        $   (.17)
                                                                     -------            -------         =======
  Net income per share- diluted                                     $   (934)             5,600        $   (.17)
                                                                     =======            =======         =======

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

Reclassifications

Certain reclassifications have been made to the prior period amounts to conform to the classifications used in the current period.


NOTE 2    -  DEBT

HEC's long-term debt at March 31, 2000 and December 31, 1999 consisted of the following:

                                  March 31, 2000           December 31, 1999
                                  --------------           -----------------
                                               (in thousands)

Credit Agreement                     $  79,200                  $  86,200
Note Agreement                          25,000                     25,000
Debt discount                           (1,788)                    (1,843)
                                      --------                   --------
Total long-term debt                  $102,412                   $109,357
                                       =======                    =======

On June 8, 1999, HEC and its lenders entered into an Amended and Restated Credit Agreement (as amended, the "Credit Agreement") to extend the term date of its line of credit to May 31, 2002. The lenders are Morgan Guaranty Trust Company, First Union National Bank and Bank of America. At March 31, 2000, HEC's borrowing base was $79,999,663 under which $79,200,000 was outstanding.

During the first quarter of 2000, HEC sold its interests in approximately 240 non-strategic oil and gas wells in order to enable HEC to better focus on its core areas while at the same time reduce its level of outstanding debt. Subsequent to March 31, 2000 and through May 9, 2000, approximately 260 more oil and gas properties have been sold and HEC has repaid an additional $14,000,000 of its borrowings under the Credit Agreement. On April 27, and on May 9, 2000, the Credit Agreement was further amended to, among other matters, reduce HEC's borrowing base to $75,175,000 to reflect the most recent property sales and to revise two of the covenants within the Credit Agreement. Therefore, HEC's unused borrowing base totaled $9,975,000 at May 9, 2000.

Borrowings against the Credit Agreement bear interest at the lower of the Certificate of Deposit rate plus from 1.375% to 2.125%, prime plus 1/2% or the Euro-Dollar rate plus from 1.25% to 2.0%. The applicable interest rate was 7.94% at March 31, 2000. Interest is payable monthly. Quarterly principal payments of $9,314,000 are scheduled to commence May 31, 2002.

The borrowing base for the Credit Agreement is typically redetermined semiannually, although the lenders have the right to make a redetermination at anytime. The Credit Agreement is secured by a first lien on approximately 80% in value of HEC's oil and gas properties. Additionally, total expenditures for dividends paid and stock repurchased by HEC in any 12 month period are limited to 50% of cash flow from operations before working capital changes and distributions received from affiliates, if the principal amount of debt of HEC is 50% or more of the borrowing base. Total expenditures for dividends paid and stock repurchased by HEC are limited to 65% of cash flow from operations before working capital changes and distributions received from affiliates, if the principal amount of debt is less than 50% of the borrowing base.

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

All contracts are interest rate swaps with fixed rates. As of April 25, 2000, HEC was a party to eight contracts with three different counterparties.

The following table provides a summary of HEC's financial contracts.

                                                                    Average
                               Amount of Contract
               Period                       Debt Hedged            Floor Rate

     Last nine months of 2000               $33,750,000                5.65%
     2001                                    36,000,000                5.23
     2002                                    37,500,000                5.23
     2003                                    37,500,000                5.23
     2004                                     6,000,000                5.23


NOTE 3    -  STATEMENTS OF CASH FLOWS

Cash paid for interest during the three months ended March 31, 2000 and 1999 was $2,285,000 and $818,000, respectively.


NOTE 4 -  STOCK OPTION GRANT

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

NOTE 5 - STOCK REPURCHASES

On February 18, 2000, HEC repurchased and retired 43,816 shares of Series A Preferred Stock from its affiliate, Hallwood Group for $303,426. The shares were repurchased for $6.925 per share which represented the average of the closing prices of the stock during the five days prior to February 18, 2000.

During March 2000, the Board of Directors of HEC approved the repurchase of up to $5,000,000 worth of common and preferred stock of HEC through a combination of an odd-lot program for certain common and preferred shareholders and the repurchase of common shares in the open market.

Under the odd-lot program, the Company will offer to purchase holdings of 99 or fewer common shares, or 20 or fewer Series A Preferred shares from its shareholders of record as of April 10, 2000. The offer is for the period from April 21, 2000 through May 22, 2000.

The Company is currently attempting to purchase shares of its common stock on the open market. Subsequent to March 31, 2000 and through May 9, 2000, HEC has purchased 18,150 shares of common stock at prices ranging from $4.10 to $4.81 per share.

On May 5, 2000, the Company repurchased 360,000 shares of common stock at $5.00 per share.


NOTE 6 - PROPERTY SALES

During the first quarter of 2000, HEC sold its interests in approximately 240 non-strategic oil and gas wells located in the Keystone, Merkle and Weesatche areas of Texas, as well as various wells in Oklahoma, North Dakota and Montana. The proceeds from all of the Company's property sales during the first quarter of 2000 were $11,503,000 of which $7,000,000 was used to pay down borrowings under the Credit Agreement.

Subsequent to March 31, 2000 and through May 9, 2000, HEC sold its interests in approximately 260 additional oil and gas wells located in Kansas and Montana for approximately $11,181,000 and repaid an additional $14,000,000 of its borrowings under the Credit Agreement.


NOTE 7    -  LEGAL SETTLEMENTS

In connection with the Consolidation, HEC assumed the liability for two lawsuits filed against Hallwood Group and certain individuals and related to the direct energy interests acquired from Hallwood Group. These lawsuits, both filed in federal court in Denver, Colorado, have been settled and dismissed. During February 2000, HEC paid approximately $673,000 in connection with these lawsuits.

In connection with the 1995 closing of the Jakarta, Indonesia office of HEP and HCRC, three former employees filed a lawsuit against those entities, primarily based on allegations that their employment contracts had been breached. The case was tried in 1997, and after appeals, a final judgment of $487,820 plus interest was awarded to the plaintiffs. The amount due was accrued as of March 31, 2000 and will be paid to the plaintiffs in the second quarter of 2000.

In addition to the litigation noted above, the Company and its subsidiaries are from time to time subject to routine litigation and claims incidental to their business, which the Company believes will be resolved without material effect on the Company's financial condition, cash flows or operations.

ITEM 2    -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS

Overview

HEC began operations on June 8, 1999, in connection with the Consolidation of HEP and HCRC and the acquisition of the direct property interests of Hallwood Group. For accounting purposes, the Consolidation has been treated as a purchase by HEP of the common stock of HCRC and the direct energy interests of Hallwood Group. Generally accepted accounting principles require the reporting of results on a basis that makes it difficult to compare to prior periods. Therefore, this Overview provides certain information on a pro forma basis to facilitate the comparison with prior periods.

Pro Forma Results

The following pro forma information is prepared as if the Consolidation had been completed on January 1, 1999.

                         For the Quarter Ended March 31,
                                           2000               1999
                                           ----               ----
                                         (in thousands except prices)

Prices
  Gas (per mcf)                            $2.19               $1.79
  Oil (per bbl)                           $24.19              $11.39

Production
  Gas (mcf)                                6,323               5,921
  Oil (bbl)                                  254                 342

Gas revenue                              $13,845             $10,623
Oil revenue                                6,145               3,896
Production operating expense               5,250               5,523

Liquidity and Capital Resources

Cash Flow

HEC had $6,869,000 of cash flow from operating activities and proceeds from property sales of $11,503,000 during the first three months of 2000.

Cash was used primarily for:

o        Additions to property and development costs incurred of $5,478,000;

o        Payments of long-term debt of $7,000,000; and

o        Dividends to preferred shareholders of $573,000.

When combined with miscellaneous other cash activity during the period, the result was an increase of $5,018,000 in HEC's cash from $10,480,000 at December 31, 1999 to $15,498,000 at March 31, 2000.

Exploration and Development Projects and Acquisitions

Through March 31, 2000, HEC incurred $5,478,000 in direct property additions, development, exploitation, and exploration costs. The costs were comprised of $1,182,000 for property acquisitions and approximately $4,296,000 for domestic exploration and development. HEC's 2000 capital budget is set at $24,000,000. The significant capital expenditures through March 31, 2000 are as follows:

Gulf Coast Region

During the first quarter of 2000, HEC expended approximately $3,910,000 of its capital budget in the Gulf Coast Region in Louisiana and South and East Texas. The following are major projects within the region.

Yoakum Gorge Project. During the first three months of 2000, HEC continued its activity in the area and has incurred approximately $1,425,000 for costs associated with six non-operated projects located in Lavaca County, Texas. One exploration project currently drilling will test a 16,500-foot Upper Wilcox well. HEC has a 20% interest in the well and costs incurred through March 31, 2000 were approximately $716,000. An exploitation well is currently drilling which tests an extension zone to one of HEC's successful wells which currently produces approximately 26,000 mcf per day. HEC has a 15.9% working interest in the well currently drilling and has incurred approximately $362,000 in associated drilling costs during the first quarter of 2000. One development well was successfully recompleted from the Zoeller sand to the Dagg sand at approximately 10,800 feet. Current gross production is approximately 14,000 mcf per day. HEC owns a 28.81% working interest in the well and HEC's recompletion costs through March 31, 2000 were approximately $65,000. Three other wells are currently underway that will test various sands in the area. One of the wells was logged in April 2000 and looks very encouraging. During the remainder of 2000, the Company plans to drill twelve additional wells in the area. HEC's interests in the wells range from 7.5% to 12.5% and costs incurred during the first quarter of 2000, were approximately $285,000. With the additional opportunities provided from the 1999 Seisgen Exploration, Inc. acquisition, HEC anticipates continued activity in the area.

Bell Prospect. In the first quarter of 2000, HEC incurred approximately $370,000 for completion costs associated with two wells drilled in 1999 which are in the Bell prospect located in Houston County, Texas. One well tested the Georgetown formation and was completed in the Buda formation and the other well is a dual lateral Buda formation development well. The first well is currently producing approximately 150 barrels of oil per day and 75 mcf per day with the expectation of increasing rates, but has been constrained by salt water disposal and gas gathering facilities. Previous disposal and gathering problems have been remedied and withdrawals are being increased. The second well is currently being completed. HEC owns 36% working interests in the two wells. The Company plans to drill one additional well in this area during the current year.

Louisiana. HEC incurred approximately $1,106,000 for drilling costs associated with an alternate unit well replacing the G.S. Boudreaux well, which was lost in 1999. HEC believes that this 13,600-foot Bol Mex 3 well will be successfully completed during the second quarter of 2000 and will produce from a zone to which reserves have not previously been booked. Initial test rates were as high as 15,000 mcf per day and 450 barrels of oil per day at flowing tubing pressures of 6,829 pounds per square inch. The Company anticipates stabilized production rates will be higher than the initial test rates. The originally-targeted upper zone will remain as behind pipe proved nonproducing reserves. HEC owns a 37.4% working interest in the well. In February 2000, HEC plugged and abandoned a well that attempted to recover remaining reserves in a fault block adjacent to the A.L. Boudreaux well. HEC's costs through March 31, 2000 were approximately $570,000. In 2000, HEC's plans include an exploration test of the deeper Klump sands productive in nearby fields.

Rocky Mountain Region

During the first quarter of 2000, HEC expended approximately $465,000 of its capital budget in the Rocky Mountain Region located in Colorado, Montana, North Dakota, Northwest New Mexico, and Wyoming. Of this amount, HEC incurred approximately $140,000 to frac two wells located on the Colorado Western Slope. HEC believes these workovers will improve production and will additionally increase the wells' ultimate recovery. In addition, during the first quarter of 2000, HEC participated in a Hudson Ranch exploration play that tested the Red River and Nisku formations of North Dakota. The well found insufficient pay to justify completion. HEC's costs incurred during first quarter 2000 were approximately $255,000.

San Juan Basin Project - Colorado and New Mexico. HEC, along with many other industry partners, has made application to the Colorado Oil and Gas Commission for fieldwide infill drilling of the Fruitland Coal formation. The application is to reduce the present 320-acre spacing units to 160 acres, because the existing spacing units cannot be adequately drained by a single well. Approval is expected in 2000, and could result in as many as 18 possible locations on the acreage in which the Company has an interest through its special purpose tax credit vehicle. It is not yet known what the economic effect will be of any new regulations related to drilling near residential developments and any contractual requirements related to drilling on the tax credit vehicle acreage. Assuming economic viability, HEC anticipates that infill drilling in Colorado could begin as soon as 2001. In addition to the Colorado locations, HEC has the potential for 14 similar locations in New Mexico if infill drilling is permitted there. HEC has not added any volumes to its reserve projections in connection with the Colorado or New Mexico infill drilling opportunities.

Other

The remaining $1,103,000 of HEC's capital expenditures incurred in the first quarter of 2000 relate to all other areas. One successful non-operated well was drilled in Gaines County, Texas. The well was completed in the Leonard sand at approximately 8,000 feet. HEC owns a 17.50% working interest in the well and has incurred costs of approximately $112,000 during the first quarter of 2000. The remaining costs are associated principally with technical general and administrative expenditures and numerous other projects which are completed or underway and which are individually less significant.

Property Divestments

During the first quarter of 2000, HEC sold its interests in approximately 240 non-strategic oil and gas wells located in the Keystone, Merkle, and Weesatche areas of Texas, as well as various oil and gas wells in Oklahoma, North Dakota and Montana. Subsequent to March 31, 2000 and through May 9, 2000, HEC sold its interests in approximately 260 additional oil and gas wells located in Kansas and Toole County, Montana. Total proceeds received during the first quarter of 2000 were approximately $11,503,000. The wells sold represent approximately 35% of HEC's total well count, approximately 16% of HEC's reserve value, and approximately 11% of its operating cash flow based on five year average reserve pricing. The completion of HEC's 2000 sales effort has enabled HEC to reduce its level of debt and will allow the Company to reduce its administrative overhead, and to focus on its core areas of Colorado, Utah, New Mexico, Texas, and Louisiana.

Dividends

On March 15, 2000, HEC declared a quarterly dividend of $.25 per Series A Cumulative Preferred share, payable on May 15, 2000 to shareholders of record on March 31, 2000. This amount was accrued as of March 31, 2000.

The Series A Cumulative Preferred Stock has a dividend preference of $1.00 per share per year. HEC may not declare or pay dividends to common shareholders unless full cumulative dividends have been paid on the preferred stock.

Stock Repurchases

On February 18, 2000, HEC repurchased and retired 43,816 shares of Series A Preferred Stock from its affiliate, Hallwood Group for $303,426. The shares were repurchased for $6.925 per share which represented the average of the closing prices of the stock during the five days prior to February 18, 2000.

During March 2000, the Board of Directors of HEC approved the repurchase of up to $5,000,000 worth of common and preferred stock of HEC through a combination of an odd-lot program for certain common and preferred shareholders and the repurchase of common shares in the open market or in block purchases.

Under the odd-lot program, the Company will offer to purchase holdings of 99 or fewer common shares, or 20 or fewer Series A Preferred shares from its shareholders of record as of April 10, 2000. The offer is for the period from April 21, 2000 through May 22, 2000.

The Company is currently attempting to purchase shares of its common stock on the open market. Subsequent to March 31, 2000 and through May 9, 2000, HEC has purchased 18,150 shares of common stock at prices ranging from $4.10 to $4.81 per share.

On May 5, 2000, the Company repurchased 360,000 shares of common stock at $5.00 per share.

Financing

On June 8, 1999, HEC and its lenders entered into an Amended and Restated Credit Agreement (as amended, the "Credit Agreement") to extend the term date of its line of credit to May 31, 2002. The lenders are Morgan Guaranty Trust Company, First Union National Bank and Bank of America. At March 31, 2000, HEC's borrowing base was $79,999,663 under which $79,200,000 was outstanding.

During the first quarter of 2000, HEC sold its interests in approximately 240 non-strategic oil and gas wells in order to enable HEC to better focus on its core areas while at the same time reduce its level of outstanding debt. Subsequent to March 31, 2000 and through May 9, 2000, approximately 260 more oil and gas properties have been sold and HEC has repaid an additional $14,000,000 of its borrowings under the Credit Agreement. On April 27, and on May 9, 2000, the Credit Agreement was further amended to, among other matters, reduce HEC's borrowing base to $75,175,000 to reflect the most recent property sales and to revise two of the covenants within the Credit Agreement. Therefore, HEC's unused borrowing base totaled $9,975,000 at May 9, 2000.

Borrowings against the Credit Agreement bear interest at the lower of the Certificate of Deposit rate plus from 1.375% to 2.125%, prime plus 1/2% or the Euro-Dollar rate plus from 1.25% to 2.0%. The applicable interest rate was 7.94% at March 31, 2000. Interest is payable monthly. Quarterly principal payments of $9,314,000 are scheduled to commence May 31, 2002.

The borrowing base for the Credit Agreement is typically redetermined semiannually, although the lenders have the right to make a redetermination at anytime. The Credit Agreement is secured by a first lien on approximately 80% in value of HEC's oil and gas properties. Additionally, total expenditures for dividends paid and stock repurchased by HEC in any 12 month period are limited to 50% of cash flow from operations before working capital changes and distributions received from affiliates, if the principal amount of debt of HEC is 50% or more of the borrowing base. Total expenditures for dividends paid and stock repurchased by HEC are limited to 65% of cash flow from operations before working capital changes and distributions received from affiliates, if the principal amount of debt is less than 50% of the borrowing base.

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

All contracts are interest rate swaps with fixed rates. As of April 25, 2000, HEC was a party to eight contracts with three different counterparties.

The following table provides a summary of HEC's financial contracts.

                                                                    Average
                               Amount of Contract
               Period                       Debt Hedged            Floor Rate

     Last nine months of 2000               $33,750,000               5.65%
     2001                                    36,000,000               5.23
     2002                                    37,500,000               5.23
     2003                                    37,500,000               5.23
     2004                                     6,000,000               5.23

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

Inflation and Changing Prices

Prices

Prices obtained for oil and gas production depend upon numerous factors that are beyond the control of HEC, including the extent of domestic and foreign production, imports of foreign oil, market demand, domestic and worldwide economic and political conditions, and government regulations and tax laws. Prices for both oil and gas fluctuated significantly during 1999 and through the first quarter of 2000. The following table presents the weighted average prices received each quarter by HEC and the effects of the hedging transactions discussed below.


                                      Oil                   Oil                    Gas                    Gas
                                (excluding the         (including the        (excluding the         (including the
                                  effects of             effects of            effects of             effects of
                                    hedging               hedging                hedging                hedging
                                 transactions)         transactions)          transactions)          transactions)
                                 -------------         -------------          -------------          -------------
                                   (per bbl)             (per bbl)              (per mcf)              (per mcf)

First quarter - 1999                 $11.33                $11.41                 $1.65                  $1.81
Second quarter - 1999                 15.99                 15.70                  1.93                   1.91
Third quarter - 1999                  20.22                 18.21                  2.25                   1.95
Fourth quarter - 1999                 22.50                 19.01                  2.26                   1.93
First quarter - 2000                  27.26                 24.19                  2.29                   2.19

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

The financial contracts used by HEC to hedge the price of its oil and natural gas production are swaps and collars. Under the swap contracts, HEC sells its oil and gas production at spot market prices and receives or makes payments based on the differential between the contract price and a floating price which is based on spot market indices. As of April 25, 2000, HEC was a party to 26 financial contracts with four different counterparties.

The following tables provide a summary of HEC's outstanding financial contracts:

                                               Oil
                                                                   Contract
                                  Percent of Production           Delivered
            Period                          Hedged               Floor Price

                                                                  (per bbl)

Last nine months of 2000                     66%                    $18.55
2001                                         12                      19.16

                                                Gas                Contract
                                       Percent of Production      Delivered
            Period                           Hedged              Floor Price

                                                                  (per mcf)

Last nine months of 2000                     54%                   $ 2.14
2001                                         57                      2.11
2002                                         34                      1.95

Between 8% and 12% of the gas volumes hedged in each year are subject to a collar agreement under which HEC will receive the contract price if the spot price is lower than the contract price, the cap price if the spot price is higher than the cap price, and the spot price if that price is between the contract price and the cap price. The cap prices range from $2.54 per mcf to $2.65 per mcf.

During the second quarter through April 25, 2000, the weighted average oil price (for barrels not hedged) was approximately $23.50 per barrel. The weighted average price of natural gas (for mcf not hedged) during that period was approximately $2.70 per mcf.

Inflation

Inflation did not have a material impact on HEC in 1999 and is not anticipated to have a material impact in 2000.

Results of Operations

For accounting purposes, the Consolidation has been treated as a purchase by HEP of the common stock of HCRC and the direct energy interests of Hallwood Group. Accordingly, all information presented for periods prior to June 8, 1999 represents the historical information of HEP because HEP is considered to be the acquiring entity for accounting purposes.

First Quarter of 2000 Compared to the First Quarter of 1999

The following table is presented to contrast HEC's oil and gas price and production for discussion purposes. Significant fluctuations are discussed in the accompanying narrative.

                                            2000              1999
                                            ----              ----
                                          (In thousands except price)
Gas
  Production (mcf)                          6,323             3,580
  Price (per mcf)                         $  2.19           $  1.81

Oil
  Production (bbl)                            254               190
  Price (per bbl)                          $24.19            $11.41

Gas Revenue

Gas revenue increased $7,355,000 during the first quarter of 2000 compared with the first quarter of 1999. The increase is the result of an increase in production from 3,580,000 mcf in 1999 to 6,323,000 mcf in 2000. The average gas price increased from $1.81 per mcf in 1999 to $2.19 per mcf in 2000. The increase in production is primarily due to the Consolidation which caused an increase in gas production of 2,464,000 mcf. The remaining increase in production is primarily due to the acquisition of interests in 18 gas wells in San Juan County, New Mexico during the second quarter of 1999 and the acquisition of interest in 34 gas wells in Lavaca County, Texas during the fourth quarter of 1999. The increased production from these acquisitions was partially offset by a production decline on two significant wells in Louisiana caused by increased rates of water production on the wells and property sales during the first quarter of 2000.

The effect of HEC's hedging transactions as described under "Inflation and Changing Prices," during the first quarter of 2000, was to decrease HEC's average gas price from $2.29 per mcf to $2.19 per mcf, representing a $632,000 decrease in revenue from hedging transactions.

Oil Revenue

Oil revenue increased $3,978,000 during the first quarter of 2000 compared with the first quarter of 1999. The increase is the result of an increase in the average oil price from $11.41 per barrel in 1999 to $24.19 per barrel in 2000, and an increase in production from 190,000 barrels in 1999 to 254,000 barrels in 2000. The production increase is primarily due to the Consolidation which caused an increase in oil production of 113,000 barrels. This increase was partially offset by a decrease in production primarily due to a production decline on two wells in Louisiana caused by increased rates of water production and property sales during the first quarter of 2000.

The effect of HEC's hedging transactions during the first quarter of 2000 was to decrease HEC's average oil price from $27.26 per barrel to $24.19 per barrel, resulting in a $780,000 decrease in revenue from hedging transactions.

Pipeline, Facilities and Other

Pipeline, facilities and other revenue consists primarily of facilities income from two gathering systems located in New Mexico, revenues derived from salt water disposal and incentive payments related to certain wells in San Juan County, New Mexico and LaPlata County, Colorado. Pipeline, facilities and other revenue increased $457,000 during the first quarter of 2000 compared with the first quarter of 1999. The net increase is primarily comprised of additional revenue from the Consolidation.

Interest Income

Interest income increased $37,000 during the first quarter of 2000 compared with the first quarter of 1999 due primarily to a higher average cash balance during 2000.

Production Operating

Production operating expense increased $2,192,000 during the first quarter of 2000 compared with the first quarter of 1999. The majority of the increase is the result of the Consolidation, partially offset by decreased operating costs due to property sales during the first quarter of 2000.

General and Administrative

General and administrative expense includes costs incurred for direct administrative services such as legal, audit and reserve reports as well as allocated internal overhead incurred by the operating company on behalf of HEC. These expenses increased $459,000 during the first quarter of 2000 primarily as a result of the Consolidation.

Depreciation, Depletion and Amortization Expense

Depreciation, depletion and amortization expense increased $2,141,000 during the first quarter of 2000 compared with the first quarter of 1999. The increase is primarily the result of higher capitalized costs and a higher depletion rate in 2000 due to the increase in production primarily caused by the Consolidation.

Interest

Interest expense increased $1,577,000 during the first quarter of 2000 compared with the first quarter of 1999 due to a higher average outstanding debt balance during 2000 resulting from the Consolidation.

Equity in Loss of HCRC

Equity in loss of HCRC represents HEC's share of its equity investment in HCRC prior to the Consolidation. This loss decreased to zero during the first quarter of 2000, compared with the first quarter of 1999, as a result of the Consolidation.

Litigation

Litigation expense during the first quarter of 2000 is comprised of the costs related to the settlement of the employment litigation described in Note 7 of the accompanying financial statements.

Provision for Income Taxes

On June 8, 1999, in connection with the Consolidation, HEC began operations as a taxable entity. Prior to the Consolidation, HEP was a partnership and was not subject to federal income tax. The provision for income taxes during the first quarter of 2000 is comprised of a provision for current federal taxes resulting from alternative minimum taxes, and current state taxes.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

HEC's primary market risks relate to changes in interest rates and in the prices received from sales of oil and natural gas. HEC's primary risk management strategy is to partially mitigate the risk of adverse changes in its cash flows caused by increases in interest rates on its variable rate debt and decreases in oil and natural gas prices, by entering into derivative financial and commodity instruments, including swaps and collars. By hedging only a portion of its market risk exposures, HEC is able to participate in the increased earnings and cash flows associated with decreases in interest rates and increases in oil and natural gas prices; however, it is exposed to risk on the unhedged portion of its variable rate debt and oil and natural gas production.

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

Commodity Price Risk (non-trading) - HEC hedges a portion of the price risk associated with the sale of its oil and natural gas production through the use of derivative commodity instruments, which consist of swaps and collars. These instruments reduce HEC's exposure to decreases in oil and natural gas prices on the hedged portion of its production by enabling it to effectively receive a fixed price on its oil and gas sales or a price that only fluctuates between a predetermined floor and ceiling. As of April 25, 2000, HEC has entered into derivative commodity hedges covering an aggregate of 358,000 barrels of oil and 23,318,000 mcf of gas that extend through 2002. Under these contracts, HEC sells its oil and natural gas production at spot market prices and receives or makes payments based on the differential between the contract price and a floating price which is based on spot market indices. The amount received or paid upon settlement of these contracts is recognized as oil or natural gas revenues at the time the hedged volumes are sold. A hypothetical decrease in oil and natural gas prices of 10% from the prices in effect as of March 31, 2000 would cause a loss in income and cash flows of $4,890,000 during the remaining nine months of 2000, assuming that oil and gas production remain at projected levels. This loss in income and cash flows would be offset by a $2,836,000 increase in income and cash flows associated with the oil and natural gas derivative contracts that are in effect for the remaining nine months of 2000.

Interest Rate Risks (non-trading) - HEC uses both fixed and variable rate debt to partially finance operations and capital expenditures. As of March 31, 2000, HEC's debt consisted of $79,200,000 in borrowings under its Credit Agreement which bears interest at a variable rate, and $25,000,000 in borrowings under its 10.32% Senior Subordinated Notes which bear interest at a fixed rate. HEC hedges a portion of the risk associated with this variable rate debt through derivative instruments, which consist of interest rate swaps and collars. Under the swap contracts, HEC makes interest payments on its Credit Agreement as scheduled and receives or makes payments based on the differential between the fixed rate of the swap and a floating rate plus a defined differential. These instruments reduce HEC's exposure to increases in interest rates on the hedged portion of its debt by enabling it to effectively pay a fixed rate of interest or a rate which only fluctuates within a predetermined ceiling and floor. A hypothetical increase in interest rates of two percentage points would cause a loss in income and cash flows of $1,188,000 during the remaining nine months of 2000, assuming that outstanding borrowings under the Credit Agreement remain at March 31, 2000 levels. This loss in income and cash flows would be offset by a $506,000 increase in income and cash flows associated with the interest rate swap and collar agreements that are in effect for the remaining nine months of 2000.

PART II  -OTHER INFORMATION


ITEM 1     -  LEGAL PROCEEDINGS

              Reference is made to Item 8 - Notes 12 and 13 of Form 10-K for the year ended December 31, 1999 and Note 7 of this Form 10-Q.


ITEM 2     -  CHANGES IN SECURITIES

              None.


ITEM 3     -  DEFAULTS UPON SENIOR SECURITIES

              None.


ITEM 4     -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None.


ITEM 5     -  OTHER INFORMATION

              None.


ITEM 6     -  EXHIBITS AND REPORTS ON FORM 8-K

               a) Exhibits

                  10.15    Amendment No. 3 to Credit Agreement, dated as of
                            April 27, 2000
                  10.16    Amendment No. 4 to Credit Agreement, dated as of
                            May 9, 2000
                  27       Financial Data Schedule

              b)   Reports on Form 8-K

                   None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   HALLWOOD ENERGY CORPORATION



Date:  May 9, 2000

                                       By:
                                          William J. Baumgartner, Vice President
                                                (Chief Financial Officer)