Form 10-Q
period 2000-06-30
HALLWOOD ENERGY CORP
filed 2000-08-04
CIK 319019

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

MARK ONE
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2000

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
Yes [x]  No  [  ]

Number of shares outstanding as of August 4, 2000

Common Stock                                                9,341,837
Series A Cumulative Preferred Stock                         2,263,568

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                           HALLWOOD ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)



                                                                        June 30,             December 31,
                                                                          2000                   1999
                                                                    ----------------        ------------

CURRENT ASSETS
   Cash and cash equivalents                                          $   8,424                    $  10,480
   Accounts receivable:
     Oil and gas revenues                                                16,047                       12,442
     Trade                                                                8,079                        4,918
   Due from affiliates                                                      930                          704
   Prepaid expenses and other current assets                              1,014                        1,209
                                                                      ---------                    ---------
         Total                                                           34,494                       29,753
                                                                       --------                     --------

PROPERTY,  PLANT  AND  EQUIPMENT,  at cost  Oil and gas  properties  (full  cost method):
     Proved mineral interests                                           748,078                      758,473
     Unproved mineral interests                                           4,373                        6,543
   Furniture, fixtures and other                                          2,049                        1,941
                                                                      ---------                    ---------
         Total                                                          754,500                      766,957

   Less accumulated depreciation, depletion,
     amortization and property impairment                              (598,062)                   (585,336)
                                                                        -------                     -------
         Total                                                          156,438                      181,621
                                                                        -------                      -------

OTHER ASSETS
   Deferred expenses and other assets                                     1,272                        1,400
                                                                      ---------                    ---------

TOTAL ASSETS                                                           $192,204                     $212,774
                                                                        =======                      =======

















                                         (Continued on the following page)



                           HALLWOOD ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                          (In thousands except shares)



                                                                               June 30,               December 31,
                                                                                 2000                     1999
                                                                            --------------             -----------

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                   $  23,079                 $  26,382
   Current portion of long-term debt                                                200
                                                                             ----------
                                                                                 23,279                    26,382
                                                                               --------                  --------

NONCURRENT LIABILITIES
   Long-term debt                                                                89,269                   109,357
   Deferred revenue and other                                                     1,051                     1,066
                                                                              ---------                 ---------
         Total                                                                   90,320                   110,423
                                                                               --------                   -------

           Total liabilities                                                    113,599                   136,805
                                                                                -------                   -------

MINORITY INTEREST IN AFFILIATES                                                                               582
                                                                         --------------                 ---------

COMMITMENTS AND CONTINGENCIES (NOTE 7)

STOCKHOLDERS' EQUITY
   Series A Cumulative Preferred Stock;  5,000,000 shares authorized;
     2,263,568 shares issued and outstanding
     in 2000 and 2,334,165 shares issued and outstanding in 1999                 20,873                    21,386
   Common Stock par value $.01 per share; 25,000,000
     shares authorized; 10,006,287 shares issued and 9,341,837
     outstanding in 2000 and  9,999,754 shares
     issued and outstanding in 1999                                                 100                       100
   Additional paid-in capital                                                    66,774                    67,883
   Accumulated deficit                                                           (5,395)                   (13,982)
   Less cost of treasury stock of 664,450 common shares at 2000                  (3,747)
                                                                              ---------
         Stockholders' equity - net                                              78,605                     75,387
                                                                               --------                   --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $192,204                   $212,774
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


                           HALLWOOD ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands except per share data)


                                                                                   For the Three Months Ended
                                                                                            June 30,
                                                                                    --------------------------
                                                                                  2000                    1999
                                                                                  ----                    ----

REVENUES:
   Gas revenue                                                                  $14,732                 $  7,546
   Oil revenue                                                                    3,035                    3,031
   Pipeline, facilities and other                                                 1,849                    1,430
   Interest                                                                         103                       61
                                                                               --------                 --------
                                                                                 19,719                   12,068
                                                                                 ------                   ------

EXPENSES:
   Production operating                                                           4,613                    3,432
   Facilities operating                                                              94                      152
   General and administrative                                                     2,133                    1,152
   Depreciation, depletion and amortization                                       6,192                    4,519
   Interest                                                                       2,155                    1,273
                                                                                -------                  -------
                                                                                 15,187                   10,528
                                                                                 ------                   ------

OTHER INCOME (EXPENSES):
   Equity in income of HCRC                                                                                   63
   Minority interest in net income of affiliates                                                            (64)
   Litigation                                                                       272                      100
                                                                               --------                 --------
                                                                                    272                       99
                                                                               --------                 --------

INCOME BEFORE INCOME TAXES                                                        4,804                    1,639
                                                                                -------                  -------

PROVISION (BENEFIT) FOR INCOME TAXES:
   Current                                                                          622                       26
   Deferred                                                                                                (100)
                                                                            -----------                --------
                                                                                    622                     (74)
                                                                               --------          -     --------

NET INCOME                                                                        4,182                    1,713

PREFERRED DIVIDENDS                                                                 566                      584
                                                                               --------                 --------

NET INCOME ATTRIBUTABLE TO
   COMMON SHAREHOLDERS                                                         $  3,616                 $  1,129
                                                                                =======                  =======

     NET INCOME PER SHARE - BASIC                                            $      .37               $      .17
                                                                              =========                =========

     NET INCOME PER SHARE - DILUTED                                          $      .37               $      .17
                                                                              =========                =========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                        9,724                    6,664
                                                                                =======                  =======

PRO FORMA INFORMATION ASSUMING PROVISION
   FOR INCOME TAXES APPLIED RETROACTIVELY (NOTE 1)

     Income before income taxes                                                                         $  1,639

     Provision for income taxes

     Net income                                                                                         $  1,639
                                                                                                         =======

     Net income attributable to common shareholders                                                     $  1,055
                                                                                                         =======

     Net income per share - basic                                                                     $      .16
                                                                                                       =========

     Net income per share - diluted                                                                   $      .16
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

                           HALLWOOD ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands except per share data)


                                                                                    For the Six Months Ended
                                                                                            June 30,
                                                                                   --------------------------
                                                                                  2000                    1999
                                                                                  ----                    ----

REVENUES:
   Gas revenue                                                                  $28,577                  $14,036
   Oil revenue                                                                    9,180                    5,198
   Pipeline, facilities and other                                                 3,515                    2,639
   Interest                                                                         256                      177
                                                                               --------                 --------
                                                                                 41,528                   22,050
                                                                                 ------                   ------

EXPENSES:
   Production operating                                                           9,863                    6,490
   Facilities operating                                                             326                      327
   General and administrative                                                     3,934                    2,494
   Depreciation, depletion and amortization                                      12,626                    8,812
   Interest                                                                       4,550                    2,091
                                                                                -------                  -------
                                                                                 31,299                   20,214
                                                                                 ------                   ------

OTHER INCOME (EXPENSES):
   Equity in loss of HCRC                                                                                  (419)
   Minority interest in net income of affiliates                                   (127)                   (196)
   Litigation                                                                      (345)                     100
                                                                               --------                 --------
                                                                                   (472)                   (515)
                                                                               --------                --------

INCOME BEFORE INCOME TAXES                                                        9,757                    1,321
                                                                                -------                  -------

PROVISION (BENEFIT) FOR INCOME TAXES:
   Current                                                                        1,170                       26
   Deferred                                                                                                (100)
                                                                            -----------                --------
                                                                                  1,170                     (74)
                                                                                -------               ---------

NET INCOME                                                                        8,587                    1,395

PREFERRED DIVIDENDS                                                               1,139                    1,200
                                                                                -------                  -------

NET INCOME ATTRIBUTABLE TO
   COMMON SHAREHOLDERS                                                         $  7,448                $     195
                                                                                =======                 ========

     NET INCOME PER SHARE - BASIC                                            $      .76               $      .03
                                                                              =========                =========

     NET INCOME PER SHARE - DILUTED                                          $      .75               $      .03
                                                                              =========                =========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                        9,862                    6,135
                                                                                =======                  =======

PRO FORMA INFORMATION ASSUMING PROVISION
   FOR INCOME TAXES APPLIED RETROACTIVELY (NOTE 1)

     Income before income taxes                                                                         $  1,321

     Provision for income taxes

     Net income                                                                                         $  1,321
                                                                                                         =======

     Net income attributable to common shareholders                                                    $     121
                                                                                                        ========

     Net income per share - basic                                                                     $      .02
                                                                                                       =========

     Net income per share - diluted                                                                   $      .02
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


                           HALLWOOD ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                  For the Six Months Ended
                                                                                          June 30,
                                                                                  -------------------------
                                                                                 2000                   1999
                                                                                 ----                   ----

OPERATING ACTIVITIES:
    Net income                                                                  $  8,587              $  1,395
    Adjustments to reconcile net income to net cash provided
       by (used in) operating activities:
          Depreciation, depletion and amortization                                12,626                 8,812
          Depreciation charged to affiliates                                         100                   110
          Minority interest in net income of affiliates                              127                   196
          Amortization of deferred loan costs and debt discount                      222                    17
          Recoupment of take-or-pay liability                                        (52)                 (123)
          Equity in loss of HCRC                                                                           419
          Undistributed earnings of affiliates                                                          (1,176)
          Deferred tax benefit                                                                            (100)

    Changes in  operating  assets and  liabilities  provided  (used) cash net of noncash activity:
          Oil and gas revenues receivable                                         (4,076)               (1,454)
          Trade receivables                                                       (3,161)                  130
          Due from affiliates                                                       (137)               (3,638)
          Prepaid expenses and other current assets                                  213                (2,603)
          Deferred expenses and other                                                                    2,830
          Accounts payable and accrued liabilities                                (3,240)               (5,411)
                                                                                 -------               -------
                Net cash provided by (used in) operating activities               11,209                  (596)
                                                                                  ------              --------

INVESTING ACTIVITIES:
    Additions to property, plant and equipment                                    (2,951)               (1,182)
    Exploration and development costs incurred                                    (6,147)               (3,568)
    Proceeds from sales of property, plant and equipment                          21,202                   129
    Costs incurred in connection with the Consolidation                                                 (2,634)
    Distributions received from affiliate                                                                1,833
                                                                            ------------               -------
                Net cash provided by (used in) investing activities               12,104                (5,422)
                                                                                  ------               -------

FINANCING ACTIVITIES:
    Payments of long-term debt                                                   (21,000)
    Proceeds from long-term debt                                                   1,000                 6,000
    Dividends paid                                                                (1,139)               (2,893)
    Purchase of common shares held in treasury                                    (3,747)
    Purchase and cancellation of preferred shares                                   (513)
    Exercise of options                                                               30
    Distributions paid by consolidated affiliates to minority interest                                    (340)
    Syndication costs                                                                                      (47)
                                                                            ------------             ---------
                Net cash provided by (used in) financing activities              (25,369)                2,720
                                                                                  ------               -------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                         (2,056)               (3,298)

CASH AND CASH EQUIVALENTS:

BEGINNING OF PERIOD                                                               10,480                11,874
                                                                                  ------                ------

END OF PERIOD                                                                   $  8,424              $  8,576
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


                               For the Three Months Ended June 30, 1999           For the Six Months Ended June 30, 1999
                               ----------------------------------------           --------------------------------------
                                 As            Acquired                            As            Acquired
                              Reported        Interests        Pro Forma        Reported        Interests        Pro Forma
                              --------        ---------        ---------        --------        ---------        ---------
                                                          (In thousands except per share data)

Revenues                      $12,068         $ 5,431           $17,499         $22,050         $11,971           $34,021
Net income (loss)               1,713             (87)            1,626           1,395          (1,065)              330
Net income (loss)
   attributable to
   common
   shareholders                 1,129             (87)            1,042             195          (1,065)             (870)
Net income (loss)
   per share - basic         $    .17                          $    .10        $    .03                         $    (.09)
                              =======                           =======         =======                          ========
Net income (loss)
   per share - diluted       $    .17                          $    .10        $    .03                         $    (.09)
                              =======                           =======         =======                          ========

Production:
   Gas (mcf)                    3,960           1,756             5,716           7,540           4,097            11,637
   Oil (bbl)                      193             100               293             383             252               635

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

Accounting Policies

Consolidation

HEC fully consolidates entities in which it owns a greater than 50% equity interest and reflects a minority interest in the consolidated financial statements. The accompanying financial statements include the majority owned affiliates, the May Limited Partnerships 1984-1, 1984-2 and 1984-3 through March 31, 2000 when they were liquidated and the May Limited Partnerships 1983-1, 1983-2 and 1983-3 through March 31, 1999 when they were liquidated.

Pro Forma Information

The pro forma information included in the statements of operations has been presented to reflect the provision for income taxes, using statutory rates, as though the Company had been a taxable corporation during 1999. Because of the Company's net operating loss carryforwards, it is assumed that the Company would have had a full valuation allowance. Accordingly, no provision or benefit for income taxes has been recorded in 1999 on a pro forma basis.

Computation of Net Income Per Share

Basic income per share is computed by dividing net income attributable to the common shareholders by the weighted average number of common shares outstanding during the periods. Diluted income per common share includes the potential dilution that could occur upon exercise of options or warrants to acquire common stock, computed using the treasury stock method which assumes that the increase in the number of shares is reduced by the number of shares which could have been repurchased by the Company with the proceeds from the exercise of the options or warrants (which were assumed to have been made at the average market price of the common shares during the reporting period). The warrants described in Note 2 and the Company's outstanding stock options have been ignored during 1999, and the stock options issued in June 1999 and the warrants have been ignored during 2000 in the computation of diluted net income per share because their inclusion would be antidilutive.

The following table reconciles the number of shares outstanding used in the calculation of basic and diluted income per share.

                                                                       Income
                                                                     to Common
                                                                    Shareholders           Shares        Per Share
                                                                    ------------           ------        ---------
                                                                       (In thousands except per share data)

For the Three Months Ended June 30, 2000
   Net income per share - basic                                     $ 3,616               9,724           $  .37
                                                                                                           =====
  Effect of options                                                                          57
                                                                     -----------      ---------
  Net income per share - diluted                                    $ 3,616               9,781           $  .37
                                                                     ======              ======            =====

For the Six Months Ended June 30, 2000
   Net income per share- basic                                      $ 7,448               9,862           $  .76
                                                                                                           =====
  Effect of options                                                                          31
                                                                     -----------      ---------
  Net income per share- diluted                                     $ 7,448               9,893           $  .75
                                                                     ======              ======            =====

For the Three Months Ended June 30, 1999
   Net income per share - basic                                     $ 1,129               6,664          $   .17
                                                                     ------              ------           ======
  Net income per share - diluted                                    $ 1,129               6,664          $   .17
                                                                     ======              ======           ======

For the Six Months Ended June 30, 1999
   Net income per share- basic                                      $    195              6,135          $   .03
                                                                     -------             ------           ======
  Net income per share- diluted                                     $    195              6,135          $   .03
                                                                     =======             ======           ======

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

Reclassifications

Certain reclassifications have been made to the prior period amounts to conform to the classifications used in the current period.

NOTE 2    -  DEBT

HEC's long-term debt at June 30, 2000 and December 31, 1999 consisted of the following:

                                  June 30, 2000            December 31, 1999
                                  -------------            -----------------
                                               (In thousands)

Credit Agreement                     $  66,200                  $  86,200
Note Agreement                          25,000                     25,000
Debt discount                           (1,731)                    (1,843)
                                      --------                   --------
  Total                                 89,469                    109,357
Less current portion                      (200)
                                   -----------
  Total long-term debt               $  89,269                   $109,357
                                      ========                    =======

On June 8, 1999, HEC and its lenders entered into an Amended and Restated Credit Agreement (as amended, the "Credit Agreement") to extend the term date of its line of credit to May 31, 2002. The lenders were Morgan Guaranty Trust Company, First Union National Bank and Bank of America. Effective June 30, 2000, Wells Fargo Bank replaced Bank of America as one of HEC's lenders under its Credit Agreement. Effective June 30, 2000, HEC's Credit Agreement was amended to reduce HEC's borrowing base to $70,000,000, provided that any amounts in excess of $66,000,000 shall be applied to the purchase price of approved acquisitions. HEC repaid $200,000 of its borrowings on July 7, 2000, to comply with this amendment.

Borrowings against the Credit Agreement bear interest at the lower of the Certificate of Deposit rate plus from 1.375% to 2.125%, prime plus 1/2% or the Euro-Dollar rate plus from 1.25% to 2.0%. The applicable interest rate was approximately 8.4% at June 30, 2000. Interest is payable monthly. Quarterly principal payments of $9,429,000 are scheduled to commence May 31, 2002.

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

At the time of the Consolidation, HCRC had $25,000,000 of 10.32% Senior Subordinated Notes ("Subordinated Notes") due December 23, 2007 and warrants to purchase common stock which were held by The Prudential Insurance Company of America ("Prudential"). On June 8, 1999, the Amended and Restated Subordinated Note and Warrant Purchase Agreement (the "Note Agreement") was amended to issue warrants to Prudential to purchase 309,278 shares of HEC's common stock at an exercise price of $7.00 per share. The Company has requested an amendment from Prudential to exclude certain hedging transactions of the subsidiaries of HEC from the calculation of indebtedness. The Subordinated Notes bear interest at the rate of 10.32% per annum on the unpaid balance, payable quarterly. Annual principal payments of $5,000,000 are due December 23, 2003 through December 23, 2007.

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

All contracts are interest rate swaps with fixed rates. As of July 25, 2000, HEC was a party to eight contracts with three different counterparties.

The following table provides a summary of HEC's financial contracts.

                                                                     Average
                                            Amount of               Contract
               Period                       Debt Hedged            Floor Rate

     Last six months of 2000                $45,000,000                5.65%
     2001                                    36,000,000                5.23
     2002                                    37,500,000                5.23
     2003                                    37,500,000                5.23
     2004                                     6,000,000                5.23


NOTE 3    -  STATEMENTS OF CASH FLOWS

Cash paid for interest during the six months ended June 30, 2000 and 1999 was $3,937,000 and $2,051,000, respectively. Cash paid for income taxes was $594,000 during the six months ended June 30, 2000. There was no cash paid for income taxes during the six months ended June 30, 1999.


NOTE 4 -  STOCK OPTIONS

On January 28, 2000, the Compensation Committee of HEC granted options to purchase 238,500 shares of common stock at an exercise price of $4.625 per share which was equal to the fair market value of the common stock on the date of grant. The options expire on January 28, 2007, unless sooner terminated pursuant to the provisions of the plan. One-third of the options vested on the grant date and the remainder vest one-third on January 28, 2001 and one-third on January 28, 2002. During the quarter ended June 30, 2000, 6,533 of these options were exercised and 13,067 of these options expired.

On June 9, 1999, the Compensation Committee of HEC granted options to purchase 600,000 shares of common stock at an exercise price of $7.00 per share which was equal to the fair market value on the date of grant. On November 22, 1999, HEC granted an additional 61,500 options to purchase common stock at an exercise price of $7.00 per share which was greater than the fair market value of the common stock on the date of the grant. The options expire on June 9, 2006, unless sooner terminated pursuant to the provisions of the plan. One-third of the options vested on the grant date, and the remainder vest one-third on June 8, 2000 and one-third on June 8, 2001. During the second quarter of 2000, 36,000 of these options were cancelled.


NOTE 5 - STOCK REPURCHASES

On February 18, 2000, HEC repurchased and retired 43,816 shares of Series A Preferred Stock from its affiliate, Hallwood Group for $303,426. The shares were repurchased for $6.925 per share which represented the average of the closing prices of the stock during the five days prior to February 18, 2000.

On May 5, 2000, the Company repurchased 360,000 shares of common stock at $5.00 per share. These shares are held as treasury shares by the Company.

During March 2000, the Board of Directors of HEC approved the repurchase of up to $5,000,000 of common and preferred stock of HEC through a combination of an odd-lot program for certain common and preferred shareholders and the repurchase of common shares in the open market.
Under the odd-lot program, the Company offered to purchase holdings of 99 or fewer common shares, or 20 or fewer Series A Preferred shares from its shareholders of record as of April 10, 2000. The original offer was for the period from April 21, 2000 through May 22, 2000. The closing date of the offer was subsequently extended until June 12, 2000.

Under the odd-lot program, the Company repurchased 213,400 shares of common stock at an average price of $6.19 per share. The Company also repurchased 26,781 shares of preferred shares at an average price of $7.84 per share. The common shares repurchased under the odd-lot program are being held as treasury shares, and the preferred shares repurchased have been cancelled.

During the second quarter of 2000, the Company also purchased 91,050 shares of its common stock on the open market. The purchase prices ranged from $4.10 per share to $7.75 per share. These shares are being held by the Company as treasury shares.


NOTE 6 - PROPERTY SALES

During the first six months of 2000, HEC sold its interests in approximately 500 non-strategic oil and gas wells located in the Keystone, Merkle and Weesatche areas of Texas, as well as various wells in Kansas, Oklahoma, North Dakota and Montana. The proceeds from all of the Company's property sales during the first six months of 2000 were $21,202,000 of which $21,000,000 was used to pay down borrowings under the Credit Agreement.


NOTE 7    -  LEGAL SETTLEMENTS

In connection with the Consolidation, HEC assumed the liability for two lawsuits filed against Hallwood Group and certain individuals and related to the direct energy interests acquired from Hallwood Group. These lawsuits, both filed in federal court in Denver, Colorado, have been settled and dismissed. During February 2000, HEC paid approximately $673,000 in connection with these lawsuits. During May 2000, the Company received a settlement offer from its insurance company to reimburse approximately $419,000 of the costs paid in connection with these lawsuits. This amount was accrued as litigation income during the quarter ended June 30, 2000.

In connection with the 1995 closing of the Jakarta, Indonesia office of HEP and HCRC, three former employees filed a lawsuit against those entities, primarily based on allegations that their employment contracts had been breached. The case was tried in 1997, and after appeals, a final judgment of $487,820 plus interest was awarded to the plaintiffs. The amount due was accrued as of March 31, 2000, and was paid to the plaintiffs in the second quarter of 2000.

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

Pro Forma Results

The following pro forma information is prepared as if the Consolidation had been completed on January 1, 1999.

                                         For the Three Months Ended           For the Six Months Ended
                                         --------------------------           ------------------------
                                       June 30, 2000    June 30, 1999     June 30, 2000     June 30, 1999
                                       -------------    -------------     -------------     -------------
                                                         (In thousands except prices)
Prices
  Gas (per mcf)                           $ 2.70            $ 1.89           $ 2.42            $ 1.84
  Oil (per bbl)                           $23.35            $15.90           $23.91            $13.47

Production
  Gas (mcf)                                5,464             5,716           11,787            11,637
  Oil (bbl)                                  130               293              384               635

Gas revenue                              $14,732           $10,785          $28,577           $21,408
Oil revenue                                3,035             4,660            9,180             8,556
Production operating expense               4,613             5,054            9,863            10,577

Liquidity and Capital Resources

Cash Flow

HEC had $11,209,000 of cash flow from operating activities during the first six months of 2000.

Primary cash inflows were:

o        Proceeds from the sale of properties of $21,202,000; and

o        Proceeds from long-term debt of $1,000,000.

Cash was used primarily for:

o        Additions to property and development costs incurred of $9,098,000;

o        Payments of long-term debt of $21,000,000;

o        Purchase of preferred and common stock of $4,260,000; and

o        Dividends to preferred shareholders of $1,139,000.

When combined with miscellaneous other cash activity during the period, the result was a decrease of $2,056,000 in HEC's cash from $10,480,000 at December 31, 1999 to $8,424,000 at June 30, 2000.

Exploration and Development Projects and Acquisitions

Through June 30, 2000, HEC incurred $9,098,000 in direct property additions, development, exploitation, and exploration costs. The costs were comprised of $2,951,000 for property additions and approximately $6,147,000 for domestic exploration and development. HEC's 2000 capital budget is set at $24,000,000. The significant capital expenditures through June 30, 2000 are as follows.

Gulf Coast Region

During the first half of 2000, HEC expended approximately $6,774,000 of its capital budget in the Gulf Coast Region in Louisiana and South and East Texas. The following are major projects within the region. Louisiana. In May of 2000, HEC successfully completed a 13,600-foot Bol Mex 3 well located in the Scott Field. The well has sustained production rates of approximately 25,000 mcf per day and 500 barrels of oil per day. In 2000, HEC's drilling and completion costs for the well are approximately $1,497,000. HEC owns an approximate 35% working interest in the well. The originally targeted upper zone will remain as behind pipe proved nonproducing reserves while the lower zone is produced. HEC's plans in the area include a Bol Mex 16 exploration well testing sands which are productive in nearby fields. Drilling is expected to commence in the fourth quarter of 2000, subject to drilling rig availability. Land and leasehold costs incurred during the second quarter for this well were approximately $150,000. HEC incurred $135,000 acquiring 377 small working interests totaling less than 1% in the Scott Field and in the Bol Mex 16 exploration acreage.

Yoakum Gorge Project. From January 1 through June 30, 2000, HEC continued its participation with non-operated and operated Wilcox projects located in the Yoakum Gorge area of Lavaca County, Texas. HEC participated with three different operators in the drilling of six non-operated wells. Two wells, with working interests of 12.5% and 3.1%, are in the process of being completed, two other wells with working interests of 15.9% and 12.5% have recently been placed on production at approximately 4,000 and 1,300 mcf per day respectively, and another well, having a 28.9% working interest, is awaiting a decision on whether to sidetrack the well to a more optimum position relative to area faulting. One non-operated recompletion in which HEC has a 28.8% working interest has been placed on production at 4,500 mcf per day. An operated recompletion is presently underway and HEC owns a 90% working interest in the well. HEC's participation in the Yoakum Gorge area has cost approximately $1,791,000 during the first six months of 2000. HEC anticipates continued activity in the area resulting from additional exploitation of the 1999 Seisgen Acquisition and from a third quarter acquisition of 945 acres of land and 196 square miles of additional 3-D seismic data. With the recent seismic acquisition, HEC now owns approximately 381 square miles of 3-D seismic data in the area. The third quarter seismic and land expenditures are anticipated to cost HEC approximately $2,069,000.

Goliad County Expanded Wilcox Project. A 16,500-foot non-operated, discovery well was completed in the Upper Wilcox, and is producing approximately 8,000 mcf per day. HEC owns a 20.8% working interest in the well. Additional exploitation and exploration wells are possible, but the performance of the discovery well will be assessed prior to proceeding. HEC's drilling and leasehold acquisition costs during 2000 totaled approximately $1,119,000.

Bell Prospect. During the first six months of 2000, HEC incurred approximately $723,000 for costs associated with completing two wells, and for various gas gathering, gas treating, and produced water handling facility costs associated with the Bell prospect area. One well tested the Georgetown formation and was completed in the Buda formation and the other well is a dual lateral Buda formation development well. Both wells are currently producing at a combined rate of approximately 300 gross barrels of oil per day. HEC owns 36% working interests in the two wells. The Company may drill one additional well in this area during the current year.

Rocky Mountain Region

Through the second quarter of 2000, HEC expended approximately $848,000 of its capital budget in the Rocky Mountain Region located in Colorado and Northwest New Mexico. Of this amount, HEC incurred approximately $177,000 to frac two wells located on the Colorado Western Slope. These two workovers have improved production and should increase the wells' ultimate recovery. In addition, during the first quarter of 2000, HEC participated in a Hudson Ranch exploration play that tested the Red River and Nisku formations of North Dakota. The well found insufficient pay to justify completion. HEC's costs incurred through the second quarter of 2000 were approximately $251,000.

San Juan Basin Project - Colorado and New Mexico. HEC, along with many other industry partners, made application to the Colorado Oil and Gas Commission for fieldwide infill drilling in the Fruitland Coal formation. The application was to reduce the present 320-acre spacing units to 160 acres, because the existing spacing units cannot be adequately drained by a single well. Approval was granted in July 2000, and could result in as many as 18 locations on the acreage in which the Company has an indirect interest through its special purpose tax credit vehicle. It is not yet known what the economic effect will be of any contractual requirements related to drilling on the tax credit vehicle acreage. If a mutually acceptable agreement can be reached with the owner of the tax credit vehicle, HEC anticipates that infill drilling in Colorado could begin as soon as 2001, subject to the resolution of drilling and lease rights issues which currently exist. In addition to the Colorado locations, HEC has the potential for 14 similar locations in New Mexico if infill drilling is permitted there. HEC has not added any volumes to its reserve projections in connection with the Colorado or New Mexico infill drilling opportunities.

During the second quarter of 2000, HEC recompleted one well in the Colorado San Juan area which is presently dewatering. HEC's costs totaled approximately
$129,000 and HEC has an 85% working interest in the well. Prior to the recompletion, the well had not produced since April 1999. Also in the area, HEC is currently sidetracking a Colorado San Juan well. Total costs for this project are anticipated to be $110,000 and HEC has a 40% working interest.

Other

The remaining $1,476,000 of HEC's capital expenditures incurred during the first half of 2000 relate to all other areas. One successful non-operated well was drilled in Gaines County, Texas and an offset well is underway. The well was completed in the Leonard sand at approximately 8,000 feet. HEC owns a 17.50% working interest in the well and has incurred costs of approximately $116,000 through the second quarter of 2000. One 7,850-foot operated Spraberry well was successfully drilled and completed during the second quarter of 2000. HEC's costs for the well were approximately $344,000. The well has produced approximately 5,000 barrels to date and is currently producing approximately 65 barrels of oil per day. HEC owns an approximate 87% working interest. The remaining costs are associated principally with technical general and administrative expenditures totaling approximately $915,000, and for numerous other projects which are completed or underway and which are individually less significant.

Property Acquisitions

HEC signed a Letter of Intent on July 27, 2000 to purchase properties located in South Texas and Louisiana. The acquisition includes oil and gas properties, including interests in approximately 30 wells located in five fields, numerous proven and unproven drilling locations, 7,000 acres of exploration lease holdings, and 3-D seismic data. HEC anticipates the acquisition will add proven reserves of approximately 443,000 barrels of oil and 10.2 billion cubic feet of natural gas. The closing of this acquisition is subject to the resolution of certain contingencies. The purchase price is estimated at $4,000,000 cash and 430,000 shares of HEC common stock.

Property Divestments

During the first six months of 2000, HEC sold its interests in approximately 500 non-strategic oil and gas wells located in the Keystone, Merkle, and Weesatche areas of Texas, and various oil and gas wells in Oklahoma, North Dakota, Montana, and Kansas. Total proceeds received through the second quarter of 2000 were approximately $21,202,000. The wells sold represent approximately 35% of
HEC's total well count, approximately 16% of HEC's reserve value, and approximately 11% of its operating cash flow based on five year average reserve pricing. The completion of HEC's 2000 sales effort has enabled HEC to reduce its level of debt and will allow the Company to reduce its administrative overhead, and to focus on its core areas of Colorado, Utah, New Mexico, Texas, and Louisiana.

Dividends

On June 20, 2000, HEC declared a quarterly dividend of $.25 per Series A Cumulative Preferred share, payable on August 15, 2000 to shareholders of record on June 30, 2000. This amount was accrued as of June 30, 2000.

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

On May 5, 2000, the Company repurchased 360,000 shares of common stock at $5.00 per share. These shares are held as treasury shares by the Company.

During March 2000, the Board of Directors of HEC approved the repurchase of up to $5,000,000 of common and preferred stock of HEC through a combination of an odd-lot program for certain common and preferred shareholders and the repurchase of common shares in the open market.

Under the odd-lot program, the Company offered to purchase holdings of 99 or fewer common shares, or 20 or fewer Series A Preferred shares from its shareholders of record as of April 10, 2000. The original offer was for the period from April 21, 2000 through May 22, 2000. The closing date of the offer was subsequently extended until June 12, 2000.

Under the odd-lot program, the Company repurchased 213,400 shares of common stock at an average price of $6.19 per share. The Company also repurchased 26,781 shares of preferred shares at an average price of $7.84 per share. The common shares repurchased under the odd-lot program are being held as treasury shares, and the preferred shares repurchased have been cancelled.

During the second quarter of 2000, the Company also purchased 91,050 shares of its common stock on the open market. The purchase prices ranged from $4.10 per share to $7.75 per share. These shares are being held, by the Company, as treasury shares.

Financing

HEC's long-term debt at June 30, 2000 and December 31, 1999 consisted of the following:

                                  June 30, 2000            December 31, 1999
                                  -------------            -----------------
                                               (In thousands)

Credit Agreement                     $  66,200                  $  86,200
Note Agreement                          25,000                     25,000
Debt discount                           (1,731)                    (1,843)
                                      --------                   --------
  Total                                 89,469                    109,357
Less current portion                      (200)
                                   -----------
  Total long-term debt               $  89,269                   $109,357
                                      ========                    =======

On June 8, 1999, HEC and its lenders entered into an Amended and Restated Credit Agreement (as amended, the "Credit Agreement") to extend the term date of its line of credit to May 31, 2002. The lenders were Morgan Guaranty Trust Company, First Union National Bank and Bank of America. Effective June 30, 2000, Wells Fargo Bank replaced Bank of America as one of HEC's lenders under its Credit Agreement. Effective June 30, 2000, HEC's Credit Agreement was amended to reduce HEC's borrowing base to $70,000,000 provided that any amounts in excess of $66,000,000 shall be applied to the purchase price of approved acquisitions. HEC repaid $200,000 of its borrowings on July 7, 2000, to comply with this amendment.

Borrowings against the Credit Agreement bear interest at the lower of the Certificate of Deposit rate plus from 1.375% to 2.125%, prime plus 1/2% or the Euro-Dollar rate plus from 1.25% to 2.0%. The applicable interest rate was approximately 8.4% at June 30, 2000. Interest is payable monthly. Quarterly principal payments of $9,429,000 are scheduled to commence May 31, 2002.

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

At the time of the Consolidation, HCRC had $25,000,000 of 10.32% Senior Subordinated Notes ("Subordinated Notes") due December 23, 2007 and warrants to purchase common stock which were held by The Prudential Insurance Company of America ("Prudential"). On June 8, 1999, the Amended and Restated Subordinated Note and Warrant Purchase Agreement (the "Note Agreement") was amended to issue warrants to Prudential to purchase 309,278 shares of HEC's common stock at an exercise price of $7.00 per share. The Company has requested an amendment from Prudential to exclude certain hedging transactions of the subsidiaries of HEC from the calculation of indebtedness.The Subordinated Notes bear interest at the rate of 10.32% per annum on the unpaid balance, payable quarterly. Annual principal payments of $5,000,000 are due December 23, 2003 through December 23, 2007.

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

All contracts are interest rate swaps with fixed rates. As of July 25, 2000, HEC was a party to eight contracts with three different counterparties.

The following table provides a summary of HEC's financial contracts.

                                                                     Average
                                             Amount of              Contract
               Period                       Debt Hedged            Floor Rate

     Last six months of 2000                $45,000,000                5.65%
     2001                                    36,000,000                5.23
     2002                                    37,500,000                5.23
     2003                                    37,500,000                5.23
     2004                                     6,000,000                5.23

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

Inflation and Changing Prices

Prices

Prices obtained for oil and gas production depend upon numerous factors that are beyond the control of HEC, including the extent of domestic and foreign production, imports of foreign oil, market demand, domestic and worldwide economic and political conditions, and government regulations and tax laws. Prices for both oil and gas fluctuated significantly during 1999 and through the second quarter of 2000. The following table presents the weighted average prices received each quarter by HEC and the effects of the hedging transactions discussed below.


                                      Oil                   Oil                    Gas                    Gas
                                (excluding the         (including the        (excluding the         (including the
                                  effects of             effects of            effects of             effects of
                                    hedging               hedging                hedging                hedging
                                 transactions)         transactions)          transactions)          transactions)
                                 -------------         -------------          -------------          -------------
                                   (per bbl)             (per bbl)              (per mcf)              (per mcf)

Second quarter - 1999                $15.99                $15.70                 $1.93                  $1.91
Third quarter - 1999                  20.22                 18.21                  2.25                   1.95
Fourth quarter - 1999                 22.50                 19.01                  2.26                   1.93
First quarter - 2000                  27.26                 24.19                  2.29                   2.19
Second quarter - 2000                 29.42                 23.35                  3.22                   2.70

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

The financial contracts used by HEC to hedge the price of its oil and natural gas production are swaps and collars. Under the swap contracts, HEC sells its oil and gas production at spot market prices and receives or makes payments based on the differential between the contract price and a floating price which is based on spot market indices. As of July 25, 2000, HEC was a party to 30 financial contracts with four different counterparties.

The following tables provide a summary of HEC's outstanding financial contracts:

                                               Oil                 Contract
                                  Percent of Production           Delivered
            Period                          Hedged                   Price

                                                                  (per bbl)

Last six months of 2000                      68%                    $18.55
2001                                         32                      20.59

                                                Gas                Contract
                                  Percent of Production           Delivered
            Period                           Hedged                  Price

                                                                  (per mcf)

Last six months of 2000                      55%                    $2.16
2001                                         61                      2.14
2002                                         34                      1.95

Between 8% and 12% of the gas volumes hedged in each year are subject to a collar agreement under which HEC will receive the contract price if the spot price is lower than the contract price, the cap price if the spot price is higher than the cap price, and the spot price if that price is between the contract price and the cap price. The cap prices range from $2.54 per mcf to $2.65 per mcf.

During the third quarter through July 25, 2000, the weighted average oil price (for barrels not hedged) was approximately $29.45 per barrel. The weighted average price of natural gas (for mcf not hedged) during that period was approximately $3.65 per mcf.

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

Second Quarter of 2000 Compared to the Second Quarter of 1999

The following table is presented to contrast HEC's oil and gas price and production for discussion purposes. Significant fluctuations are discussed in the accompanying narrative.

                                            2000              1999
                                            ----              ----
                                          (In thousands except price)
Gas
  Production (mcf)                          5,464             3,960
  Price (per mcf)                         $  2.70           $  1.91

Oil
  Production (bbl)                            130               193
  Price (per bbl)                          $23.35            $15.70

Gas Revenue

Gas revenue increased $7,186,000 during the second quarter of 2000 compared with the second quarter of 1999. The increase is the result of an increase in production from 3,960,000 mcf in 1999 to 5,464,000 mcf in 2000. The average gas price increased from $1.91 per mcf in 1999 to $2.70 per mcf in 2000. The increase in production is primarily due to the Consolidation which caused an increase in gas production of 1,583,000 mcf and property acquisitions during 1999. The increase is partially offset by a decrease in production primarily due to a production decline on two significant wells in Louisiana caused by increased rates of water production on the wells and property sales during the first and second quarters of 2000.

The effect of HEC's hedging transactions as described under "Inflation and Changing Prices," during the second quarter of 2000, was to decrease HEC's average gas price from $3.22 per mcf to $2.70 per mcf, representing a $2,841,000 decrease in revenue from hedging transactions.

Oil Revenue

Oil revenue increased $4,000 during the second quarter of 2000 compared with the second quarter of 1999. The increase is the result of an increase in the average oil price from $15.70 per barrel in 1999 to $23.35 per barrel in 2000, almost entirely offset by a decrease in production from 193,000 barrels in 1999 to 130,000 barrels in 2000. The production decrease is primarily due to property sales during the first and second quarters of 2000 and a production decline on two wells in Louisiana caused by increased rates of water production during the first quarter of 2000.

The effect of HEC's hedging transactions during the second quarter of 2000 was to decrease HEC's average oil price from $29.42 per barrel to $23.35 per barrel, resulting in a $789,000 decrease in revenue from hedging transactions.

Pipeline, Facilities and Other

Pipeline, facilities and other revenue consists primarily of facilities income from two gathering systems located in New Mexico, revenues derived from salt water disposal and incentive payments related to certain wells in San Juan County, New Mexico and LaPlata County, Colorado. Pipeline, facilities and other revenue increased $419,000 during the second quarter of 2000 compared with the second quarter of 1999. The increase is primarily due to additional revenue from the Consolidation.

Interest Income

Interest income increased $42,000 during the second quarter of 2000 compared with the second quarter of 1999 due primarily to a higher average cash balance during 2000.

Production Operating

Production operating expense increased $1,181,000 during the second quarter of 2000 compared with the second quarter of 1999. The majority of the increase is the result of the Consolidation, partially offset by decreased operating costs due to property sales during the first and second quarters of 2000.

General and Administrative

General and administrative expense includes costs incurred for direct administrative services such as legal, audit and reserve reports as well as allocated internal overhead incurred by the operating company on behalf of HEC. These expenses increased $981,000 during the second quarter of 2000. During April 2000, HEC reduced its work force to reflect the operational efficiencies caused by the property sales during the first and second quarters of 2000. In connection with this work force reduction HEC incurred approximately $500,000 of one-time severance related costs. The remaining increase in general and administrative expenses is primarily due to the Consolidation.

Depreciation, Depletion and Amortization Expense

Depreciation, depletion and amortization expense increased $1,673,000 during the second quarter of 2000 compared with the second quarter of 1999. The increase is primarily the result of higher capitalized costs and a higher depletion rate in 2000 due to the increase in gas production discussed above.

Interest

Interest expense increased $882,000 during the second quarter of 2000 compared with the second quarter of 1999 due to a higher average outstanding debt balance during 2000 resulting from the Consolidation.

Equity in Income of HCRC

Equity in income of HCRC represents HEC's share of its equity investment in HCRC prior to the Consolidation. This income decreased to zero during the second quarter of 2000, compared with the second quarter of 1999, as a result of the Consolidation.

Minority Interest in Net Income of Affiliates

Minority interest in net income of affiliates represents unaffiliated partners' interest in the net income of the May Partnerships. The zero balance during the second quarter of 2000 reflects the liquidation of the last three May Partnerships in April 2000.

Litigation

Litigation income during the second quarter of 2000 represents insurance proceeds which reimbursed a portion of the costs paid to settle the lawsuits assumed by HEC in connection with the Consolidation as described in Note 7 of the accompanying financial statements. The income was partially offset by expenses accrued on the employee related lawsuit also described in Note 7 of the accompanying financial statements.

Provision for Income Taxes

On June 8, 1999, in connection with the Consolidation, HEC began operations as a taxable entity. Prior to the Consolidation, HEP was a partnership and was not subject to federal income tax. The provision for income taxes during the second quarter of 2000 is comprised of a provision for current federal taxes resulting from alternative minimum taxes, and current state taxes. The effective tax rate is lower than the statutory tax rate primarily because of the use of net operating loss carryforwards. The net benefit for income taxes during the second quarter of 1999 was comprised of a current provision for state taxes and a deferred tax benefit.

First Six Months of 2000 Compared to First Six Months of 1999

The comparisons for the first six months 2000 and the first six months 1999 are consistent with those discussed in the second quarter of 2000 compared to the second quarter of 1999 except as discussed below. The following table is presented to contrast HEC's oil and gas price and production for discussion purposes. Significant fluctuations are discussed in the accompanying narrative.

                                  2000              1999
                                 ------            -----
                                 (In thousands except price)
Gas
   Production (mcf)              11,787             7,540
   Price (per mcf)                $2.42             $1.86

Oil
  Production (bbl)                  384               383
  Price (per bbl)                $23.91            $13.57

Gas Revenue

Gas revenue increased $14,541,000 during the first six months of 2000 as compared to the first six months of 1999. The increase is the result of an increase in production from 7,540,000 mcf in 1999 to 11,787,000 mcf in 2000 and an increase in price from $1.86 per mcf in 1999 to $2.42 per mcf in 2000. The increase in production is due to the property activity discussed above.

The effect of HEC's hedging transactions during the first six months of 2000 was to decrease HEC's average gas price from $2.72 to $2.42 per mcf representing a $3,536,000 decrease in revenue from hedging transactions.

Oil Revenue

Oil revenue increased $3,982,000 during the first six months of 2000 compared with the first six months of 1999. The increase is the result of an increase in price from $13.57 per barrel in 1999 to $23.91 per barrel in 2000. Production remained fairly consistent during the first six months of 1999 and 2000 because the increased production from the Consolidation was offset by the property sales discussed above.

The effect of HEC's hedging transactions during the first six months of 2000 was to decrease HEC's average oil price from $27.99 per barrel to $23.91 per barrel resulting in a $1,567,000 reduction in revenue from hedging transactions.

Litigation

Litigation expense during the first six months of 2000 is comprised of the costs related to the settlement of the employment litigation described in Note 7 of the accompanying financial statements, partially offset by the litigation income described above.


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

Commodity Price Risk (non-trading) - HEC hedges a portion of the price risk associated with the sale of its oil and natural gas production through the use of derivative commodity instruments, which consist of swaps and collars. These instruments reduce HEC's exposure to decreases in oil and natural gas prices on the hedged portion of its production by enabling it to effectively receive a fixed price on its oil and gas sales or a price that only fluctuates between a predetermined floor and ceiling. As of July 25, 2000, HEC has entered into derivative commodity hedges covering an aggregate of 391,000 barrels of oil and 21,300,000 mcf of gas that extend through 2002. Under these contracts, HEC sells its oil and natural gas production at spot market prices and receives or makes payments based on the differential between the contract price and a floating price which is based on spot market indices. The amount received or paid upon settlement of these contracts is recognized as oil or natural gas revenues at the time the hedged volumes are sold. A hypothetical decrease in oil and natural gas prices of 10% from the prices in effect as of June 30, 2000 would cause a loss in income and cash flows of $5,277,000 during the remaining six months of 2000, assuming that oil and gas production remain at projected levels. This loss in income and cash flows would be offset by a $3,032,000 increase in income and cash flows associated with the oil and natural gas derivative contracts that are in effect for the remaining six months of 2000.

Interest Rate Risks (non-trading) - HEC uses both fixed and variable rate debt to partially finance operations and capital expenditures. As of June 30, 2000, HEC's debt consisted of $66,200,000 in borrowings under its Credit Agreement which bears interest at a variable rate, and $25,000,000 in borrowings under its 10.32% Senior Subordinated Notes which bear interest at a fixed rate. HEC hedges a portion of the risk associated with this variable rate debt through derivative instruments, which consist of interest rate swaps and collars. Under the swap contracts, HEC makes interest payments on its Credit Agreement as scheduled and receives or makes payments based on the differential between the fixed rate of the swap and a floating rate plus a defined differential. These instruments reduce HEC's exposure to increases in interest rates on the hedged portion of its debt by enabling it to effectively pay a fixed rate of interest or a rate which only fluctuates within a predetermined ceiling and floor. A hypothetical increase in interest rates of two percentage points would cause a loss in income and cash flows of $662,000 during the remaining six months of 2000, assuming that outstanding borrowings under the Credit Agreement remain at June 30, 2000 levels. This loss in income and cash flows would be offset by a $450,000 increase in income and cash flows associated with the interest rate swap and collar agreements that are in effect for the remaining six months of 2000.

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

              On May 17, 2000, HEC held its Annual Meeting of Shareholders at which William L. Guzzetti, Nathan, C. Collins and Jerry A. Lubliner were elected directors. Following is the number of votes cast for and votes withheld for each of the directors:

              Name                         Votes For              Votes Withheld

       William L. Guzzetti                   7,867,171                1,827,856
       Nathan C. Collins                     7,867,005                1,828,022
       Jerry A. Lubliner                     7,866,354                1,828,673

              There were no abstentions.


ITEM 5     -  OTHER INFORMATION

              None.


ITEM 6     -  EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits

10.17    Amendment No. 5 to Credit Agreement, dated as of June 30, 2000
27       Financial Data Schedule

              b)   Reports on Form 8-K

                   None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        HALLWOOD ENERGY CORPORATION



Date:   August 4, 2000                  By: /s/William J. Baumgartner
                                          William J. Baumgartner, Vice President
                                              (Chief Financial Officer)