Form 10-Q
period 2000-09-30
HALLWOOD ENERGY CORP
filed 2000-11-09
CIK 319019

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

MARK ONE
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2000

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
Yes [x]  No  [  ]

Number of shares outstanding as of November 8, 2000

Common Stock                                                9,659,239
Series A Cumulative Preferred Stock                         2,263,573

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                           HALLWOOD ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)



                                                                     September 30,              December 31,
                                                                          2000                      1999
                                                                    ----------------            ------------

CURRENT ASSETS
   Cash and cash equivalents                                        $       554                    $  10,480
   Accounts receivable:
     Oil and gas revenues                                                17,021                       12,442
     Trade                                                                3,872                        4,918
   Due from affiliates                                                    1,315                          704
   Prepaid expenses and other current assets                              1,069                        1,209
                                                                      ---------                    ---------
         Total                                                           23,831                       29,753
                                                                       --------                     --------

PROPERTY,  PLANT  AND  EQUIPMENT,  at cost  Oil and gas  properties  (full  cost method):
     Proved mineral interests                                           758,533                      758,473
     Unproved mineral interests                                           7,083                        6,543
   Furniture, fixtures and other                                          2,059                        1,941
                                                                      ---------                    ---------
         Total                                                          767,675                      766,957

   Less accumulated depreciation, depletion,
         Total                                                          163,523                      181,621
                                                                        -------                      -------

OTHER ASSETS
   Deferred tax asset                                                       400
   Deferred expenses and other assets                                     1,162                        1,400
                                                                      ---------                    ---------
         Total                                                            1,562                        1,400
                                                                      ---------                    ---------

TOTAL ASSETS                                                           $188,916                     $212,774
                                                                        =======                      =======















                                         (Continued on the following page)


                           HALLWOOD ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                          (In thousands except shares)



                                                                             September 30,            December 31,
                                                                                 2000                     1999
                                                                            --------------         -----------

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                   $  21,722                 $  26,382
                                                                               --------                  --------

NONCURRENT LIABILITIES
   Long-term debt                                                                78,327                   109,357
   Deferred revenue and other                                                     1,044                     1,066
                                                                              ---------                 ---------
         Total                                                                   79,371                   110,423
                                                                               --------                   -------

           Total liabilities                                                    101,093                   136,805
                                                                                -------                   -------

MINORITY INTEREST IN AFFILIATES                                                                               582
                                                                          -------------                 ---------

COMMITMENTS AND CONTINGENCIES (NOTE 8)

STOCKHOLDERS' EQUITY
   Series A Cumulative Preferred Stock;  5,000,000 shares Common Stock par value
   $.01 per share; 25,000,000
   Additional paid-in capital                                                    70,084                    67,883
   Accumulated earnings (deficit)                                                 1,372                    (13,982)
   Less cost of treasury stock of 764,454 common shares at 2000                  (4,610)
                                                                              ---------
         Stockholders' equity - net                                              87,823                     75,387
                                                                               --------                   --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $188,916                   $212,774
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


                           HALLWOOD ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands except per share data)


                                                                                   For the Three Months Ended
                                                                                          September 30,
                                                                                  2000                    1999
                                                                                  ----                    ----

REVENUES:
   Gas revenue                                                                $  15,095                $  10,580
   Oil revenue                                                                    3,503                    5,063
   Pipeline, facilities and other                                                 1,982                    1,208
   Interest                                                                         157                       92
                                                                            -----------             ------------
                                                                                 20,737                   16,943
                                                                               --------                 --------

EXPENSES:
   Production operating                                                           5,256                    5,238
   Facilities operating                                                              86                      148
   General and administrative                                                     1,536                    1,738
   Depreciation, depletion and amortization                                       6,039                    6,423
   Interest                                                                       2,099                    2,377
                                                                              ---------               ----------
                                                                                 15,016                   15,924
                                                                              ---------                 --------

MINORITY INTEREST IN NET INCOME OF AFFILIATES                                                                 56
                                                                         ---------------            ------------

INCOME BEFORE INCOME TAXES                                                        5,721                      963
                                                                             ----------              -----------

PROVISION (BENEFIT) FOR INCOME TAXES:
   Current                                                                      (1,212)                      156
   Deferred                                                                       (400)                      100
                                                                           -----------               -----------
                                                                                (1,612)                      256
                                                                             ---------               -----------

NET INCOME                                                                        7,333                      707

PREFERRED DIVIDENDS                                                                 566                      552
                                                                            -----------              -----------

NET INCOME ATTRIBUTABLE TO

     NET INCOME PER SHARE - BASIC                                          $        .72             $        .02
                                                                            ===========              ===========

     NET INCOME PER SHARE - DILUTED                                        $        .70             $        .02
                                                                            ===========              ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC                                9,397                   10,000
                                                                              =========                 ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - DILUTED                              9,649                   10,000
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

                           HALLWOOD ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands except per share data)


                                                                                    For the Nine Months Ended
                                                                                           September 30,
                                                                                  2000                    1999
                                                                                  ----                    ----

REVENUES:
   Gas revenue                                                                $  43,672                $  24,616
   Oil revenue                                                                   12,683                   10,261
   Pipeline, facilities and other                                                 5,497                    3,847
   Interest                                                                         413                      269
                                                                             ----------               ----------
                                                                                 62,265                   38,993
                                                                               --------                 --------

EXPENSES:
   Production operating                                                          15,119                   11,728
   Facilities operating                                                             412                      475
   General and administrative                                                     5,470                    4,232
   Depreciation, depletion and amortization                                      18,665                   15,235
   Interest                                                                       6,649                    4,468
                                                                             ----------                ---------
                                                                                 46,315                   36,138
                                                                               --------                 --------

OTHER INCOME (EXPENSES):
   Equity in loss of HCRC                                                                                  (419)
   Minority interest in net income of affiliates                                  (127)                    (252)
   Litigation                                                                     (345)                      100
                                                                            ----------                ----------
                                                                                  (472)                    (571)
                                                                            ----------               ----------

INCOME BEFORE INCOME TAXES                                                       15,478                    2,284
                                                                               --------                ---------

PROVISION (BENEFIT) FOR INCOME TAXES:
   Current                                                                         (42)                      182
   Deferred                                                                       (400)
                                                                            ----------
                                                                                  (442)                      182
                                                                            ----------                ----------

NET INCOME                                                                       15,920                    2,102

PREFERRED DIVIDENDS                                                               1,705                    1,752
                                                                              ---------                ---------

NET INCOME ATTRIBUTABLE TO

     NET INCOME PER SHARE - BASIC                                           $      1.46             $        .05
                                                                             ==========              ===========

     NET INCOME PER SHARE - DILUTED                                         $      1.46             $        .05
                                                                             ==========              ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC                                9,706                    7,437
                                                                              =========                =========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - DILUTED                              9,769                    7,437
                                                                              =========                =========

PRO FORMA INFORMATION ASSUMING PROVISION

     Income before income taxes                                                                       $    2,284

     Provision for income taxes

     Net income                                                                                       $    2,284
                                                                                                       =========

     Net income attributable to common shareholders                                                  $       532
                                                                                                      ==========

     Net income per share - basic                                                                   $        .07
                                                                                                     ===========

     Net income per share - diluted                                                                 $        .07
                                                                                                     ===========

               The accompanying notes are an integral part of the
                             financial statements.



                           HALLWOOD ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                                                  For the Nine Months Ended
                                                                                        September 30,
                                                                                 2000                   1999
                                                                                 ----                   ----

OPERATING ACTIVITIES:
    Net income                                                                   $15,920              $  2,102
    Adjustments to reconcile net income to net cash provided
          Depreciation, depletion and amortization                                18,665                15,235
          Depreciation charged to affiliates                                         151                   165
          Minority interest in net income of affiliates                              127                   252
          Amortization of deferred loan costs and debt discount                      335                   202
          Recoupment of take-or-pay liability                                       (52)                  (173)
          Equity in loss of HCRC                                                                           419
          Undistributed earnings of affiliates                                                         (1,176)
          Deferred tax benefit                                                     (400)

    Changes in operating assets and liabilities provided (used)
          Oil and gas revenues receivable                                        (5,050)               (2,673)
          Trade receivables                                                        1,046               (2,216)
          Due from affiliates                                                      (522)               (3,863)
          Prepaid expenses and other current assets                                  140                   371
          Deferred expenses and other                                                 73
          Accounts payable and accrued liabilities                               (4,604)               (1,800)
                                                                                -------               -------
                Net cash provided by operating activities                         25,829                 6,845
                                                                                  ------               -------

INVESTING ACTIVITIES:
    Additions to property, plant and equipment                                   (8,405)               (3,498)
    Exploration and development costs incurred                                  (10,789)               (7,037)
    Proceeds from sales of property, plant and equipment                          21,437                   143
    Costs incurred in connection with the Consolidation                                                (2,890)
    Distributions received from affiliate                                                                1,635
                                                                            ------------               -------
                Net cash provided by (used in) investing activities                2,243              (11,647)
                                                                                 -------              --------

FINANCING ACTIVITIES:
    Payments of long-term debt                                                  (32,200)               (2,000)
    Proceeds from long-term debt                                                   1,000                 6,000
    Dividends paid                                                               (1,705)               (3,477)
    Purchase of common shares held in treasury                                   (4,610)
    Purchase and cancellation of preferred shares                                  (513)
    Exercise of options                                                               30
    Distributions paid by consolidated affiliates to minority interest                                   (429)
    Syndication costs                                                                                     (47)
                                                                            ------------            ---------
                Net cash provided by (used in) financing activities             (37,998)                    47
                                                                                -------              ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                        (9,926)               (4,755)

CASH AND CASH EQUIVALENTS:

BEGINNING OF PERIOD                                                               10,480                11,874
                                                                                  ------                ------

END OF PERIOD                                                                 $      554              $  7,119
                                                                               =========               =======

               The accompanying notes are an integral part of the
                             financial statements.

                           HALLWOOD ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE 1    -  GENERAL

Hallwood Energy Corporation ("Hallwood" or the "Company") is a Delaware corporation engaged in the development, exploration, acquisition and production of oil and gas properties. Hallwood began operations June 8, 1999, in connection with the consolidation ("Consolidation") of Hallwood Energy Partners, L.P. ("HEP") and Hallwood Consolidated Resources Corporation ("HCRC") and the acquisition of the direct energy interests of The Hallwood Group Incorporated ("Hallwood Group"). For accounting purposes, the Consolidation has been treated as a purchase by HEP of the common stock of HCRC and the direct energy interests of Hallwood Group. Accordingly, the assets and liabilities of HEP, including its 46% share of assets and liabilities of HCRC owned prior to the Consolidation, have been recorded at historical cost, and the remaining assets and liabilities of HCRC and the direct energy interests of Hallwood Group have been recorded at estimated fair values as of the date of purchase. All information presented for periods prior to June 8, 1999 represents the historical information of HEP because HEP is considered to be the acquiring entity for accounting purposes. The financial statements for periods prior to June 8, 1999 have been retroactively restated to reflect the corporate structure of Hallwood, and all share and per share information assumes that the shares of Hallwood issued to HEP in connection with the Consolidation were outstanding for all periods prior to June 8, 1999. The Company's properties are primarily located in the Rocky Mountain, Greater Permian and Gulf Coast regions of the United States.

The following pro forma information presents the financial information of HEP, HCRC and the direct property interests of Hallwood Group as if the Consolidation had taken place on January 1, 1999. Any additional provision or benefit for income taxes is excluded because of the Company's net operating loss carryforwards and related valuation allowance.

                                                          For the Nine Months Ended September 30,
                                                                            1999
                                                            As          Acquired
                                                         Reported      Interests      Pro Forma
                                                         --------      ---------      ---------
                                                            (In thousands except per share
                                                                        data)

     Revenues                                              $38,993       $11,971        $50,964
     Net income (loss)                                       2,102        (1,065)         1,037
Net income (loss) attributable to common
     Net income (loss) per share - basic                $      .05                   $     (.07)
                                                         =========                    =========
     Net income (loss) per share - diluted              $      .05                   $     (.07)
                                                         =========                    =========

     Production:
  Gas (mcf)                                                 13,016         4,097         17,113
  Oil (bbl)                                                    661           252            913

The interim financial data are unaudited; however, in the opinion of management, the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. These financial statements should be read in conjunction with the financial statements and accompanying notes included in Hallwood's 1999 Annual Report on Form 10-K.

Accounting Policies

Consolidation

Hallwood fully consolidates entities in which it owns a greater than 50% equity interest and reflects a minority interest in the consolidated financial statements. The accompanying financial statements include the majority owned affiliates, the May Limited Partnerships 1984-1, 1984-2 and 1984-3 through March 31, 2000 when they were liquidated and the May Limited Partnerships 1983-1, 1983-2 and 1983-3 through March 31, 1999 when they were liquidated.

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

Computation of Net Income Per Share

Basic income per share is computed by dividing net income attributable to the common shareholders by the weighted average number of common shares outstanding during the periods. Diluted income per common share includes the potential dilution that could occur upon exercise of options or warrants to acquire common stock, computed using the treasury stock method which assumes that the increase in the number of shares is reduced by the number of shares which could have been repurchased by the Company with the proceeds from the exercise of the options or warrants (which were assumed to have been made at the average market price of the common shares during the reporting period). The warrants described in Note 2 and the Company's outstanding stock options have been ignored during 1999, and the stock options issued in June 1999 and the warrants have been ignored during the nine months ended September 30, 2000 in the computation of diluted net income per share because their inclusion would be antidilutive.

The following table reconciles the number of shares outstanding used in the calculation of basic and diluted income per share.

                                                                       Income
                                                                     to Common
                                                                    Shareholders           Shares        Per Share
                                                                    ------------           ------        ---------
                                                                       (In thousands except per share data)

For the Three Months Ended September 30, 2000
   Net income per share - basic                                         $  6,767          9,397        $     .72
                                                                                                        ========
  Effect of options and warrants                                                            252
                                                                     -----------       --------
  Net income per share - diluted                                        $  6,767          9,649        $     .70
                                                                         =======        =======         ========

For the Nine Months Ended September 30, 2000
   Net income per share- basic                                           $14,215          9,706         $   1.46
                                                                                                         =======
  Effect of options                                                                          63
                                                                     -----------      ---------
  Net income per share- diluted                                          $14,215          9,769         $   1.46
                                                                          ======        =======          =======

For the Three Months Ended September 30, 1999
   Net income per share - basic                                         $    155         10,000        $     .02
                                                                         -------         ------         ========
  Net income per share - diluted                                        $    155         10,000        $     .02
                                                                         =======         ======         ========

For the Nine Months Ended September 30, 1999
   Net income per share- basic                                          $    350          7,437        $     .05
                                                                         -------        -------         ========
  Net income per share- diluted                                         $    350          7,437        $     .05
                                                                         =======        =======         ========

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

Reclassifications

Certain reclassifications have been made to the prior period amounts to conform to the classifications used in the current period.


NOTE 2    -  DEBT

Hallwood's long-term debt at September 30, 2000 and December 31, 1999 consisted of the following:

                                September 30, 2000         December 31, 1999
                                ------------------         -----------------
                                               (In thousands)

Credit Agreement                       $55,000                  $  86,200
Note Agreement                          25,000                     25,000
Debt discount                           (1,673)                    (1,843)
                                       -------                   --------
  Total long-term debt                 $78,327                   $109,357
                                        ======                    =======

On June 8, 1999, Hallwood and its lenders entered into an Amended and Restated Credit Agreement (as amended, the "Credit Agreement") to extend the term date of its line of credit to May 31, 2002. The lenders were Morgan Guaranty Trust Company, First Union National Bank and Bank of America. Effective June 30, 2000, Wells Fargo Bank replaced Bank of America as one of Hallwood's lenders under its Credit Agreement. Effective June 30, 2000, Hallwood's Credit Agreement was amended to reduce Hallwood's borrowing base to $70,000,000. Subsequent to September 30, 2000, Hallwood borrowed an additional $6,000,000 under its Credit Agreement, therefore Hallwood's unused borrowing base was $9,000,000 as of November 8, 2000.

Borrowings against the Credit Agreement bear interest at the lower of the Certificate of Deposit rate plus from 1.375% to 2.125%, prime plus .5% or the Euro-Dollar rate plus from 1.25% to 2.0%. The applicable interest rate was approximately 8.6% at September 30, 2000. Interest is payable monthly. Quarterly principal payments of $8,714,000 are scheduled to commence May 31, 2002.

The borrowing base for the Credit Agreement is typically redetermined semiannually, although the lenders have the right to make a redetermination at anytime. The Credit Agreement is secured by a first lien on approximately 80% in value of Hallwood's oil and gas properties. Additionally, total expenditures for dividends paid and stock repurchased by Hallwood in any 12 month period are limited to 50% of cash flow from operations before working capital changes and distributions received from affiliates, if the principal amount of debt of Hallwood is 50% or more of the borrowing base. Total expenditures for dividends paid and stock repurchased by Hallwood are limited to 65% of cash flow from operations before working capital changes and distributions received from affiliates, if the principal amount of debt is less than 50% of the borrowing base.

At the time of the Consolidation, HCRC had $25,000,000 of 10.32% Senior Subordinated Notes ("Subordinated Notes") due December 23, 2007 and warrants to purchase common stock which were held by The Prudential Insurance Company of America ("Prudential"). On June 8, 1999, the Amended and Restated Subordinated Note and Warrant Purchase Agreement (the "Note Agreement") was amended to issue warrants to Prudential to purchase 309,278 shares of Hallwood's common stock at an exercise price of $7.00 per share. The Company has requested an amendment from Prudential to exclude certain hedging transactions of the subsidiaries of Hallwood from the calculation of indebtedness. The Subordinated Notes bear interest at the rate of 10.32% per annum on the unpaid balance, payable quarterly. Annual principal payments of $5,000,000 are due December 23, 2003 through December 23, 2007.

Hallwood recorded the Subordinated Notes and the warrants based upon the relative fair values of the Subordinated Notes without the warrants and of the warrants themselves at the time of Consolidation. The allocated value of the warrants of $1,956,000 was recorded as additional paid-in-capital. The discount on the Subordinated Notes is being amortized over the term of the Subordinated Notes using the interest method of amortization.

As part of its risk management strategy, Hallwood enters into financial contracts to hedge the interest rate payments under its Credit Agreement. Hallwood does not use the hedges for trading purposes, but rather to protect against the volatility of the cash flows under its Credit Agreement, which has a floating interest rate. The amounts received or paid upon settlement of these transactions are recognized as interest expense at the time the interest payments are due.

All contracts are interest rate swaps with fixed rates. As of October 23, 2000, Hallwood was a party to eight contracts with three different counterparties.

The following table provides a summary of Hallwood's financial contracts.

                                                                    Average
                                             Amount of              Contract
               Period                       Debt Hedged            Floor Rate

     Last three months of 2000              $45,000,000                5.65%
     2001                                    36,000,000                5.23
     2002                                    37,500,000                5.23
     2003                                    37,500,000                5.23
     2004                                     6,000,000                5.23


NOTE 3    -  STATEMENTS OF CASH FLOWS

During the nine months ended September 30, 2000, Hallwood's noncash investing activity included the issuance of 417,406 shares of common stock for the acquisition of oil and gas property as described in Note 6.

Cash paid for interest during the nine months ended September 30, 2000 and 1999 was $6,124,000 and $4,251,000, respectively. Cash paid for income taxes was $594,000 during the nine months ended September 30, 2000. There was no cash paid for income taxes during the nine months ended September 30, 1999.


NOTE 4 -  STOCK OPTIONS

On January 28, 2000, the Compensation Committee of Hallwood granted options to purchase 238,500 shares of common stock at an exercise price of $4.625 per share which was equal to the fair market value of the common stock on the date of grant. The options expire on January 28, 2007, unless sooner terminated pursuant to the provisions of the plan. One-third of the options vested on the grant date and the remainder vest one-third on January 28, 2001 and one-third on January 28, 2002. During the nine months ended September 30, 2000, 6,533 of these options were exercised and 13,067 of these options expired.

On June 9, 1999, the Compensation Committee of Hallwood granted options to purchase 600,000 shares of common stock at an exercise price of $7.00 per share which was equal to the fair market value on the date of grant. On November 22, 1999, Hallwood granted an additional 61,500 options to purchase common stock at an exercise price of $7.00 per share which was greater than the fair market value of the common stock on the date of the grant. The options expire on June 9, 2006, unless sooner terminated pursuant to the provisions of the plan. One-third of the options vested on the grant date, and the remainder vest one-third on June 8, 2000 and one-third on June 8, 2001. During the nine months ended September 30, 2000, 36,000 of these options were cancelled.


NOTE 5 - STOCK REPURCHASES

On February 18, 2000, Hallwood repurchased and retired 43,816 shares of Series A Preferred Stock from its affiliate, Hallwood Group for $303,426. The shares were repurchased for $6.925 per share which represented the average of the closing prices of the stock during the five days prior to February 18, 2000.

On May 5, 2000, the Company repurchased 360,000 shares of common stock at $5.00 per share. These shares are held as treasury shares by the Company.

During March 2000, the Board of Directors of Hallwood approved the repurchase of up to $5,000,000 of common and preferred stock of Hallwood through a combination of an odd-lot program for certain common and preferred shareholders and the repurchase of common shares in the open market.

Under the odd-lot program, the Company offered to purchase holdings of 99 or fewer common shares, or 20 or fewer Series A Preferred shares from its shareholders of record as of April 10, 2000. The original offer was for the period from April 21, 2000 through May 22, 2000. The closing date of the offer was subsequently extended until June 12, 2000.

Under the odd-lot program, the Company repurchased 213,404 shares of common stock at an average price of $6.19 per share. The Company also repurchased 26,776 shares of preferred shares at an average price of $7.84 per share. The common shares repurchased under the odd-lot program are being held as treasury shares, and the preferred shares repurchased have been cancelled.

During the second quarter of 2000, the Company purchased 91,050 shares of its common stock on the open market. The purchase prices ranged from $4.10 per share to $7.75 per share. These shares are being held by the Company as treasury shares.

During the third quarter of 2000, the Company purchased 100,000 shares of its common stock at $8.625 per share. These shares are held as treasury shares by the Company.


NOTE 6 - PROPERTY ACQUISITION

On August 30, 2000, Hallwood completed the acquisition of interests in 34 producing wells, five service wells and 69 inactive wells in five fields located in Chambers, San Patricio and Frio Counties in Texas and St. James and Assumption Parishes in Louisiana, as well as approximately 7,000 acres of undeveloped leasehold and 3-D seismic data. The total purchase price was comprised of $4,000,000 in cash and 417,406 shares of Hallwood's common stock valued at $3,314,000.


NOTE 7 - PROPERTY SALES

During the first nine months of 2000, Hallwood sold its interests in approximately 500 non-strategic oil and gas wells located in the Keystone, Merkle and Weesatche areas of Texas, as well as various wells in Kansas, Oklahoma, North Dakota and Montana. The proceeds from all of the Company's property sales during the first nine months of 2000 were $21,437,000 of which $21,000,000 was used to pay down borrowings under the Credit Agreement.

NOTE 8    -  LEGAL SETTLEMENTS

In connection with the Consolidation, Hallwood assumed the liability for two lawsuits filed against Hallwood Group and certain individuals and related to the direct energy interests acquired from Hallwood Group. These lawsuits, both filed in federal court in Denver, Colorado, have been settled and dismissed. During February 2000, Hallwood paid approximately $673,000 in connection with these lawsuits. During May 2000, the Company received a settlement offer from its insurance company to reimburse approximately $419,000 of the costs paid in connection with these lawsuits. This amount was accrued as litigation income during the quarter ended June 30, 2000, and was received by the Company during the third quarter of 2000.

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
             RESULTS OF OPERATIONS

Overview

Hallwood began operations on June 8, 1999, in connection with the Consolidation of HEP and HCRC and the acquisition of the direct property interests of Hallwood Group. For accounting purposes, the Consolidation has been treated as a purchase by HEP of the common stock of HCRC and the direct energy interests of Hallwood Group. Generally accepted accounting principles require the reporting of results on a basis that makes it difficult to compare to prior periods. Therefore, this Overview provides certain information on a pro forma basis to facilitate the comparison with prior periods.

Pro Forma Results

The following pro forma information is prepared as if the Consolidation had been completed on January 1, 1999.

                                    For the Nine Months Ended
                                          September 30,
                                    2000                 1999
                                    ----                 ----
                                    (In thousands except price)

Prices
  Gas (per mcf)                       $2.55               $1.87
  Oil (per bbl)                      $23.80              $14.92

Production
  Gas (mcf)                          17,095              17,113
  Oil (bbl)                             533                 913

Gas revenues                        $43,672             $31,988
Oil revenues                         12,683              13,619
Production operating expenses        15,119              15,815

Liquidity and Capital Resources

Cash Flow

Hallwood had $25,829,000 of cash flow from operating activities during the first nine months of 2000.

Primary cash inflows were:

o        Proceeds from the sale of properties of $21,437,000; and

o        Proceeds from long-term debt of $1,000,000.

Cash was used primarily for:

o        Additions to property and development costs incurred of $19,194,000;

o        Payments of long-term debt of $32,200,000;

o        Purchase of preferred and common stock of $5,123,000; and

o        Dividends to preferred shareholders of $1,705,000.

When combined with miscellaneous other cash activity during the period, the result was a decrease of $9,926,000 in Hallwood's cash from $10,480,000 at December 31, 1999 to $554,000 at September 30, 2000.

Production and Capital Spending

Hallwood expects total year 2000 production to approximate 27.0 bcfe which will represent an increase of 13% over the 23.8 bcfe produced in 1999. September's daily production totaled 67 mmcfe per day which is approximately 5 mmcfe/day lower than June 2000 production rates. The reduction in rate is due primarily to reduced rates from the Bol Mex 3 well described below (4 mmcfe/day net), high line pressure in its South Canyon production area (1 mmcfe/day net) and continuing line pressure problems with San Juan Basin production. Hallwood expects to address the problems causing the rate reductions through remedial downhole procedures which may reinstate higher or initial production rates on the Bol Mex 3 well (if the procedures are deemed to be economically viable) as well as the addition of, new gas sales delivery points in the San Juan Basin, scheduled for connection this year, which may yield 4-5 mmcfde of increased production net to Hallwood. Hallwood is also pursuing line looping with the gatherer for South Canyon; however, no definite plans exist at this time. Hallwood is experiencing what it believes to be an industry wide shortage of oil field goods and services. This shortage has resulted in the delay of drilling certain wells and other work procedures and may continue to cause delays in future periods. Hallwood is unable to quantify the potential impact of the foregoing on estimated production, sales or any other economic barometer.

Capital spending is expected to reach $32,000,000 for the year 2000. Hallwood has not set budget for the year 2001 and expects to do so in early 2001.

Exploration and Development Projects and Acquisitions

Through September 30, 2000, Hallwood incurred $19,194,000 in cash for property additions, development, exploitation, and exploration costs. The costs were comprised of $8,405,000 for property additions and approximately $10,789,000 for domestic exploration and development. Hallwood also issued shares of its stock valued at $3,314,000 as part of a property acquisition completed in the third quarter. Hallwood's original 2000 capital budget of $24,000,000 has been increased to $32,000,000 to reflect property acquisitions, expanded exploration and development activity and share repurchases as discussed in Note 5 of the accompanying financial statements. The significant capital expenditures through September 30, 2000 are as follows.

Gulf Coast Region

During  the  first  nine  months  of  2000,   Hallwood  expended   approximately
$15,190,000 of its capital budget in the Gulf Coast Region in Louisiana and South and East Texas. The following are major projects within the region.

Louisiana. In May of 2000, Hallwood successfully completed a 13,600-foot Bol Mex 3 well located in the Scott Field. The well had stabilized production rates of approximately 25,000 mcf per day and 500 barrels of oil per day through mid-August, but as a result of sand production has since been choked back to its current level of approximately 10,000 mcf per day and 225 barrels of oil per day. In 2000, Hallwood's drilling and completion costs for the well are approximately $1,627,000. Hallwood owns an approximate 35% working interest in the well. The originally targeted upper zone remains as behind pipe proved nonproducing reserves while the lower zone is produced. Hallwood's plans in the area include a Bol Mex 16 exploration well testing sands which are productive in nearby fields and a Flambeau prospect exploration well testing Marg Tex sands productive in the adjacent fault block. Klump drilling is expected to commence in the first quarter of 2001, subject to drilling rig availability. Land and leasehold costs incurred this year for this Klump drilling were approximately $161,000. Hallwood will have an approximate 33% working interest in the well that has a gross 200 bcfe potential and an estimated $3.8 million completed well cost. Marg Tex drilling is also expected to commence in the first quarter of 2001. Hallwood will have a 35% working interest in this well that has a 22 bcfe potential and is estimated to have a $1.2 million dry hole cost. Hallwood also incurred $135,000 acquiring 377 small working interests totaling less than 1% in the Scott Field and in the Bol Mex 16 exploration acreage.

Yoakum Gorge Project. From January 1 through September 30, 2000, Hallwood continued its participation with non-operated and operated Wilcox projects located in the Yoakum Gorge area of Lavaca County, Texas. Hallwood participated with three different operators in the drilling of six non-operated wells. Four of the wells, with working interests of 12.5%, 3.1%, 15.9% and 12.5% are producing at a combined rate of 8,000 gross mcf per day, and another well, having a 28.9% working interest, is awaiting a decision on whether to sidetrack the well to a more optimum position relative to area faulting. One non-operated recompletion in which Hallwood has a 28.8% working interest has been placed on production at 4,500 mcf per day. Another operated, unsuccessful recompletion was attempted in an uphole sand. Hallwood owns a 90% working interest in this well. Hallwood's exploration and development expenditures in the Yoakum Gorge area have totaled approximately $2,827,000 during the first nine months of 2000. Hallwood anticipates continued activity in the area resulting from additional exploitation of the 1999 Seisgen Acquisition and from third quarter expenditures of $2,143,000 to acquire land and additional 3-D seismic data. With the recent seismic acquisition, Hallwood now owns approximately 381 square miles of 3-D seismic data in the area. Hallwood is currently evaluating opportunities for three additional Lower Wilcox locations in the fourth quarter of this year.

In the first nine months of 2000, Hallwood participated in the drilling or recompletion of six wells in neighboring Victoria County, Texas, where the objective was the shallower Frio sands. Three of the wells are producing and two are waiting on completion. Hallwood averages a 5% working interest in the wells. In addition, Hallwood anticipates that its drilling activity in the shallower Frio and Yegua formations in Lavaca County will increase over the next several quarters. While the potential reserves in these shallower wells are not as great as in the Wilcox, averaging between .5 bcfe and 1.5 bcfe gross per well, the risk and expense to drill the wells are lower.

Goliad County Expanded Wilcox Project. During the first nine months of 2000, a 16,500-foot non-operated, discovery well was completed in the Upper Wilcox, and is producing approximately 8,000 mcf per day. Hallwood owns a 20.8% working interest in the well. Additional exploitation and exploration wells are possible, but the performance of the discovery well continues to be assessed prior to proceeding. Hallwood's drilling and leasehold acquisition costs during 2000 totaled approximately $1,311,000.

Bell Prospect. During the first nine months of 2000, Hallwood incurred approximately $912,000 for costs associated with completing two wells, and for various gas gathering, gas treating, and produced water handling facility costs associated with the Bell prospect area. One well tested the Georgetown formation and was completed in the Buda formation and the other well is a dual lateral Buda formation development well. The wells are currently producing at a combined rate of approximately 500 gross barrels of oil per day. Hallwood owns 36% working interests in the two wells. Hallwood plans to propose another location to be drilled in the fourth quarter of 2000 or during 2001, subject to rig availability. Hallwood will have an approximate 35% working interest in this well.

Boca Chica Prospect. Hallwood plans to participate in the reentry of a directionally drilled 10,000 foot exploration well in the Big Hum formation from the shore to the bottom hole location under the waters of the Gulf of Mexico. A twenty-three square mile proprietary seismic shoot has been completed in the area. Hallwood will have an approximate 25% working interest in the well which has unrisked reserve potential of 2.0 bcfe. The reserve potential for the field in which this exploratory well is located is 70 bcfe and would require the drilling of multiple wells.

Property Acquisition. On August 30, 2000, Hallwood completed the acquisition of interests in 34 producing wells, five service wells and 69 inactive wells in five fields located in Chambers, San Patricio and Frio Counties in Texas and St. James and Assumption Parishes in Louisiana, as well as approximately 7,000 acres of undeveloped leasehold and 3-D seismic data. Total consideration included approximately $4.0 million in cash and Hallwood stock valued at approximately $3.3 million. The properties include 13 bcfe of proved reserves, 21% of which are proved developed producing. Hallwood plans to spend more than $4,000,000 over the next two years developing the proved undeveloped reserves and anticipates spending $2,000,000 over the next two years to acquire or shoot 3-D seismic. Hallwood feels that significant additional recoveries may be gained with the application of 3-D seismic imaging. This acquisition yields an estimated purchase cost per mcfe of $0.60, and replaces approximately 50% of estimated 2000 production. Hallwood believes this acquisition fits strategically with its ongoing activities in the Gulf Coast and South Texas and Hallwood will operate virtually all of the properties acquired.

Rocky Mountain Region

Through the third quarter of 2000, Hallwood expended approximately $1,657,000 of its capital budget in the Rocky Mountain Region located in Colorado and Northwest New Mexico. Of this amount, Hallwood incurred approximately $800,000 in the Colorado Western Slope area to drill two wells, workover two wells and perform maintenance work on several others. The post-workover production rates have increased on the wells undergoing the workovers. One of the two drilled wells came on at 2,500 mcf per day, declined rapidly, and is waiting for further stimulation of all the pay zones pending rig availability. In addition, during the first quarter of 2000, Hallwood participated in a Hudson Ranch exploration play that tested the Red River and Nisku formations of North Dakota. The well found insufficient pay to justify completion. Hallwood's costs incurred on this well through the third quarter of 2000 were approximately $289,000.

San Juan Basin Project - Colorado and New Mexico. Hallwood, along with many other industry partners, made application to the Colorado Oil and Gas Commission for fieldwide infill drilling in the Fruitland Coal formation. The application was to reduce the present 320-acre spacing units to 160 acres, because the existing spacing units cannot be adequately drained by a single well. Approval was granted in July 2000, and could result in as many as 18 locations on the acreage in which the Company has an indirect interest through its special purpose tax credit vehicle. Hallwood anticipates that infill drilling in Colorado could begin as soon as 2001, and is actively making preparations to do so. Hallwood historically has not included these locations in its proven reserve base, but plans to classify most of these as proved undeveloped reserves by year end. Using prices at September 30, 2000, Hallwood's share of these locations would increase proven reserves by approximately 35 bcf. Hallwood has the right to acquire the remaining reserves attributable to the Colorado Fruitland Coal locations, approximately 18 net bcfe, in January 2003. In addition to the Colorado locations, Hallwood has the potential for 12 similar locations in New Mexico if infill drilling is permitted there. It is estimated that at current pricing these additional locations would add approximately 25 net bcfe in reserve volumes. Hallwood has not made application for infill drilling locations in New Mexico.

During the second quarter of 2000, Hallwood recompleted one well in the Colorado San Juan area which is presently dewatering. Hallwood's costs totaled approximately $129,000 and Hallwood has an 85% working interest in the well. Prior to the recompletion, the well had not produced since April 1999. Also in the area, Hallwood participated in sidetracking a nonoperated Colorado San Juan well. Hallwood incurred approximately $90,000 and the current production is 2,800 mcf per day compared to 1,800 mcf per day prior to the sidetrack. Hallwood has a 40% working interest in the well. In the third quarter of 2000, Hallwood completed a workover on another well in which Hallwood has a 60% working interest. Post workover production rates increased by 700 mcf per day gross. Hallwood has another recompletion planned in the fourth quarter of 2000.

Hallwood currently has two pipeline projects underway in this basin. The first project came on line during October 2000 and is expected to increase production through backpressure reduction by 1,000 mcf per day gross. The second project is currently under construction and is expected to be complete in the first quarter of 2001. Hallwood anticipates production to increase by 3,000 mcf per day gross when this project is completed.

Greater Permian Region and Other

The remaining $2,347,000 of Hallwood's capital expenditures incurred during the first nine months of 2000 primarily relate to projects in the Greater Permian Region and for technical general and administrative expenditures. Two successful non-operated wells were drilled in Gaines County, Texas. The wells were completed in the Leonard sand at approximately 8,000 feet. Hallwood owns a 17.50% working interests in the wells and has incurred costs of approximately $231,000 through the third quarter of 2000. Two 7,850-foot operated Spraberry wells were successfully drilled in the first nine months of 2000. The first well was completed and is currently producing approximately 60 gross barrels of oil per day. The second well is awaiting completion. Hallwood's costs for the two wells to date are approximately $618,000. Hallwood owns an approximate 87% working interest in the completed well and approximately 78% in the second well. Hallwood is contemplating an infill drilling program in the Spraberry area. Hallwood estimates that over one hundred 80-acre infill drilling locations exist in this area and that the top 40 prospects could yield a rate of return in excess of 40% at commodity pricing lower than current pricing. West Texas Permian production is very predictable, and a drilling program coupled with an appropriate crude oil hedging program can be expected to yield relatively safe and adequate returns. The remainder of Hallwood's costs are associated principally with technical general and administrative expenditures totaling approximately $1,364,000, and for numerous other projects which are completed or underway and which are individually less significant.

Property Divestments

During the first nine months of 2000, Hallwood sold its interests in approximately 500 non-strategic oil and gas wells located in the Keystone, Merkle, and Weesatche areas of Texas, and various oil and gas wells in Oklahoma, North Dakota, Montana, and Kansas. Total proceeds received through the third quarter of 2000 were approximately $21,437,000. The wells sold represent approximately 35% of Hallwood's total well count as of the beginning of the year, approximately 16% of Hallwood's reserve value, and approximately 11% of its operating cash flow based on five year average reserve pricing. The completion of Hallwood's 2000 sales effort has enabled Hallwood to reduce its level of debt, reduce its administrative overhead, and to focus on its core areas of Colorado, New Mexico, Texas, and Louisiana.

Dividends

On September 14, 2000, Hallwood declared a quarterly dividend of $.25 per Series A Cumulative Preferred share, payable on November 15, 2000 to shareholders of record on September 30, 2000. This amount was accrued as of September 30, 2000.

The Series A Cumulative Preferred Stock has a dividend preference of $1.00 per share per year. Hallwood may not declare or pay dividends to common shareholders unless full cumulative dividends have been paid on the preferred stock.

Stock Repurchases

On February 18, 2000, Hallwood repurchased and retired 43,816 shares of Series A Preferred Stock from its affiliate, Hallwood Group for $303,426. The shares were repurchased for $6.925 per share which represented the average of the closing prices of the stock during the five days prior to February 18, 2000.

On May 5, 2000, the Company repurchased 360,000 shares of common stock at $5.00 per share. These shares are held as treasury shares by the Company.

During March 2000, the Board of Directors of Hallwood approved the repurchase of up to $5,000,000 of common and preferred stock of Hallwood through a combination of an odd-lot program for certain common and preferred shareholders and the repurchase of common shares in the open market.

Under the odd-lot program, the Company offered to purchase holdings of 99 or fewer common shares, or 20 or fewer Series A Preferred shares from its shareholders of record as of April 10, 2000. The original offer was for the period from April 21, 2000 through May 22, 2000. The closing date of the offer was subsequently extended until June 12, 2000.

Under the odd-lot program, the Company repurchased 213,404 shares of common stock at an average price of $6.19 per share. The Company also repurchased 26,776 shares of preferred shares at an average price of $7.84 per share. The common shares repurchased under the odd-lot program are being held as treasury shares, and the preferred shares repurchased have been cancelled.

During the second quarter of 2000, the Company purchased 91,050 shares of its common stock on the open market. The purchase prices ranged from $4.10 per share to $7.75 per share. These shares are being held by the Company as treasury shares.

During the third quarter of 2000, the Company purchased 100,000 shares of its common stock at $8.625 per share. These shares are held by the Company as treasury shares.

Financing

Hallwood's long-term debt at September 30, 2000 and December 31, 1999 consisted of the following:

                                September 30, 2000         December 31, 1999
                                ------------------         -----------------
                                               (In thousands)

Credit Agreement                       $55,000                  $  86,200
Note Agreement                          25,000                     25,000
Debt discount                           (1,673)                    (1,843)
                                       -------                  ---------
  Total long-term debt                 $78,327                   $109,357
                                        ======                    =======

On June 8, 1999, Hallwood and its lenders entered into an Amended and Restated Credit Agreement (as amended, the "Credit Agreement") to extend the term date of its line of credit to May 31, 2002. The lenders were Morgan Guaranty Trust Company, First Union National Bank and Bank of America. Effective June 30, 2000, Wells Fargo Bank replaced Bank of America as one of Hallwood's lenders under its Credit Agreement. Effective June 30, 2000, Hallwood's Credit Agreement was amended to reduce Hallwood's borrowing base to $70,000,000. Subsequent to September 30, 2000, Hallwood borrowed an additional $6,000,000 under its Credit Agreement, therefore, Hallwood's unused borrowing base was $9,000,000 as of November 8, 2000.

Borrowings against the Credit Agreement bear interest at the lower of the Certificate of Deposit rate plus from 1.375% to 2.125%, prime plus .5% or the Euro-Dollar rate plus from 1.25% to 2.0%. The applicable interest rate was approximately 8.6% at September 30, 2000. Interest is payable monthly. Quarterly principal payments of $8,714,000 are scheduled to commence May 31, 2002.

The borrowing base for the Credit Agreement is typically redetermined semiannually, although the lenders have the right to make a redetermination at anytime. The Credit Agreement is secured by a first lien on approximately 80% in value of Hallwood's oil and gas properties. Additionally, total expenditures for dividends paid and stock repurchased by Hallwood in any 12 month period are limited to 50% of cash flow from operations before working capital changes and distributions received from affiliates, if the principal amount of debt of Hallwood is 50% or more of the borrowing base. Total expenditures for dividends paid and stock repurchased by Hallwood are limited to 65% of cash flow from operations before working capital changes and distributions received from affiliates, if the principal amount of debt is less than 50% of the borrowing base.

At the time of the Consolidation, HCRC had $25,000,000 of 10.32% Senior Subordinated Notes ("Subordinated Notes") due December 23, 2007 and warrants to purchase common stock which were held by The Prudential Insurance Company of America ("Prudential"). On June 8, 1999, the Amended and Restated Subordinated Note and Warrant Purchase Agreement (the "Note Agreement") was amended to issue warrants to Prudential to purchase 309,278 shares of Hallwood's common stock at an exercise price of $7.00 per share. The Company has requested an amendment from Prudential to exclude certain hedging transactions of the subsidiaries of Hallwood from the calculation of indebtedness. The Subordinated Notes bear interest at the rate of 10.32% per annum on the unpaid balance, payable quarterly. Annual principal payments of $5,000,000 are due December 23, 2003 through December 23, 2007.

Hallwood recorded the Subordinated Notes and the warrants based upon the relative fair values of the Subordinated Notes without the warrants and of the warrants themselves at the time of Consolidation. The allocated value of the warrants of $1,956,000 was recorded as additional paid-in-capital. The discount on the Subordinated Notes is being amortized over the term of the Subordinated Notes using the interest method of amortization.

As part of its risk management strategy, Hallwood enters into financial contracts to hedge the interest rate payments under its Credit Agreement. Hallwood does not use the hedges for trading purposes, but rather to protect against the volatility of the cash flows under its Credit Agreement, which has a floating interest rate. The amounts received or paid upon settlement of these transactions are recognized as interest expense at the time the interest payments are due.

All contracts are interest rate swaps with fixed rates. As of October 23, 2000, Hallwood was a party to eight contracts with three different counterparties.

The following table provides a summary of Hallwood's financial contracts.

                                                                    Average
                                             Amount of              Contract
               Period                       Debt Hedged            Floor Rate

     Last three months of 2000              $45,000,000                5.65%
     2001                                    36,000,000                5.23
     2002                                    37,500,000                5.23
     2003                                    37,500,000                5.23
     2004                                     6,000,000                5.23

Cautionary Statement Regarding Forward-Looking Statements

In the interest of providing the shareholders with certain information regarding the Company's future plans and operations, certain statements set forth in this Form 10-Q relate to management's future plans, objectives and expectations. Such statements are forward-looking statements within the meanings of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although any forward-looking statements contained in this Form 10-Q or otherwise expressed by or on behalf of the Company are, to the knowledge and in the judgment of the officers and directors of the Company, expected to prove true and come to pass, management is not able to predict the future with absolute certainty. Forward-looking statements involve known and unknown risks and uncertainties which may cause the Company's actual performance and financial results in future periods to differ materially from any projection, estimate or forecasted result. Please refer to the Company's Registration Statement dated May 4, 1999, SEC file #333-77409 for additional statements concerning important factors that could cause actual results to differ materially from the Company's expectations. These risks and uncertainties include, among other things, volatility of oil and gas prices, competition, risks inherent in the Company's oil and gas operations, risk of mechanical failure, the inexact nature of interpretation of seismic and other geological and geophysical data, imprecision of reserve estimates, the availability of capital, the Company's ability to replace and expand oil and gas reserves, and such other risks and uncertainties described from time to time in the Company's periodic reports and filings with the Securities and Exchange Commission. Accordingly, shareholders and potential investors are cautioned that certain events or circumstances could cause actual results to differ materially from those projected, estimated or predicted.

Inflation and Changing Prices

Prices

Prices obtained for oil and gas production depend upon numerous factors that are beyond the control of Hallwood, including the extent of domestic and foreign production, imports of foreign oil, market demand, domestic and worldwide economic and political conditions, and government regulations and tax laws. Prices for both oil and gas fluctuated significantly during 1999 and through the third quarter of 2000. The following table presents the weighted average prices received each quarter by Hallwood and the effects of the hedging transactions discussed below.


                                      Oil                   Oil                    Gas                    Gas
                                (excluding the         (including the        (excluding the         (including the
                                  effects of             effects of            effects of             effects of
                                    hedging               hedging                hedging                hedging
                                 transactions)         transactions)          transactions)          transactions)
                                 -------------         -------------          -------------          -------------
                                   (per bbl)             (per bbl)              (per mcf)              (per mcf)

Third quarter - 1999                 $20.22                $18.21                 $2.25                  $1.95
Fourth quarter - 1999                 22.50                 19.01                  2.26                   1.93
First quarter - 2000                  27.26                 24.19                  2.29                   2.19
Second quarter - 2000                 29.42                 23.35                  3.22                   2.70
Third quarter - 2000                  30.69                 23.51                  3.77                   2.84

As part of its risk management strategy, Hallwood enters into financial contracts to hedge the price of its oil and natural gas. The purpose of the hedges is to provide protection against price decreases and to provide a measure of stability in the volatile environment of oil and natural gas spot pricing. The amounts received or paid upon settlement of hedge contracts are recognized as oil or gas revenue at the time the hedged volumes are sold.

Hallwood's philosophy is to use derivatives to provide a measure of stability in the volatile price environment of oil and gas, and to furnish an element of predictability in the cash flow of the Company. In general, the Company expects to hedge up to 50%, on a total equivalent volume basis, of its oil and gas production for the next two forward years, and 30% for each of the three years thereafter. The Company does not ordinarily intend to hedge more than 65% of any one commodity. In addition, Hallwood will, in most cases, enter into transactions with minimum fixed prices for the production subject to the contracts. This philosophy may be modified as circumstances require.

The financial contracts used by Hallwood to hedge the price of its oil and natural gas production are swaps and collars. Under the swap contracts, Hallwood sells its oil and gas production at spot market prices and receives or makes payments based on the differential between the contract price and a floating price which is based on spot market indices. As of October 23, 2000, Hallwood was a party to 30 financial contracts with four different counterparties.

The following tables provide a summary of Hallwood's outstanding financial contracts:

                                               Oil                 Contract
                                 -----------------------

                                  Percent of Production           Delivered
            Period                          Hedged                   Price

                                                                  (per bbl)

Last three months of 2000                    58%                    $18.55
2001                                         32                      20.59

                                                Gas                Contract
                                  --------------------

                                  Percent of Production           Delivered
            Period                           Hedged                  Price

                                                                  (per mcf)

Last three months of 2000                    56%                   $ 2.16
2001                                         60                      2.14
2002                                         33                      1.95

Between 8% and 12% of the gas volumes hedged in each year are subject to a collar agreement under which Hallwood will receive the contract price if the spot price is lower than the contract price, the cap price if the spot price is higher than the cap price, and the spot price if that price is between the contract price and the cap price. The cap prices range from $2.54 per mcf to $2.65 per mcf.

During the fourth quarter through October 23, 2000, the weighted average oil price (for barrels not hedged) was approximately $31.90 per barrel. The weighted average price of natural gas (for mcf not hedged) during that period was approximately $4.85 per mcf.

Inflation

Inflation did not have a material impact on Hallwood in 1999 and is not anticipated to have a material impact in 2000.

Results of Operations

For accounting purposes, the Consolidation has been treated as a purchase by HEP of the common stock of HCRC and the direct energy interests of Hallwood Group. Accordingly, all information presented for periods prior to June 8, 1999 represents the historical information of HEP because HEP is considered to be the acquiring entity for accounting purposes.

Third Quarter of 2000 Compared to the Third Quarter of 1999

The following table is presented to contrast Hallwood's oil and gas price and production for discussion purposes. Significant fluctuations are discussed in the accompanying narrative.

                                            2000              1999
                                            ----              ----
                                          (In thousands except price)
Gas
  Production (mcf)                          5,308             5,476
  Price (per mcf)                         $  2.84           $  1.95

Oil
  Production (bbl)                            149               278
  Price (per bbl)                          $23.51            $18.21

Gas Revenue

Gas revenue increased $4,515,000 during the third quarter of 2000 compared with the third quarter of 1999. The increase is the result of an increase in the average gas price from $1.95 per mcf in 1999 to $2.84 per mcf in 2000, partially offset by a decrease in production from 5,476,000 mcf in 1999 to 5,308,000 in 2000. The decrease in production is primarily due to the property sales during the first and second quarters of 2000, partially offset by increased production from successful drilling projects during 2000 as well as a property acquisition made by Hallwood during the fourth quarter of 1999.

The effect of Hallwood's hedging transactions as described under "Inflation and Changing Prices," during the third quarter of 2000, was to decrease Hallwood's average gas price from $3.77 per mcf to $2.84 per mcf, representing a $4,936,000 decrease in revenue from hedging transactions.

Oil Revenue

Oil revenue decreased $1,560,000 during the third quarter of 2000 compared with the third quarter of 1999. The decrease is the result of a decrease in production from 278,000 barrels in 1999 to 149,000 barrels in 2000, partially offset by an increase in the average oil price from $18.21 per barrel in 1999 to $23.51 per barrel in 2000. The production decrease is primarily due to property sales during the first and second quarters of 2000.

The effect of Hallwood's hedging transactions during the third quarter of 2000 was to decrease Hallwood's average oil price from $30.69 per barrel to $23.51 per barrel, resulting in a $1,070,000 decrease in revenue from hedging transactions.

Pipeline, Facilities and Other

Pipeline, facilities and other revenue consists primarily of facilities income from two gathering systems located in New Mexico, revenues derived from salt water disposal and incentive payments related to certain wells in San Juan County, New Mexico and LaPlata County, Colorado. Pipeline, facilities and other revenue increased $774,000 during the third quarter of 2000 compared with the third quarter of 1999. The increase is primarily due to a one-time downward adjustment to incentive payment income during 1999, which related to gas measurements made in prior periods.

Interest Income

Interest income increased $65,000 during the third quarter of 2000 compared with the third quarter of 1999 primarily due to a higher average cash balance during 2000.

Production Operating

Production operating expense increased $18,000 during the third quarter of 2000 compared with the third quarter of 1999. The increase is the result of increased operating expenses from the drilling projects and the property acquisition discussed above, partially offset by decreased operating costs due to property sales during the first and second quarters of 2000.

General and Administrative

General and administrative expense includes costs incurred for direct administrative services such as legal, audit and reserve reports as well as allocated internal overhead incurred by the operating company on behalf of Hallwood. These expenses decreased $202,000 during the third quarter of 2000. The decrease is primarily due to Hallwood's reduction in its work force during April 2000. The work force reduction was made to reflect the operational efficiencies caused by the property sales during the first and second quarters of 2000.

Depreciation, Depletion and Amortization Expense

Depreciation, depletion and amortization expense decreased $384,000 during the third quarter of 2000 compared with the third quarter of 1999. The decrease is primarily the result of lower capitalized costs in 2000 due to the property sales discussed above.

Interest

Interest expense decreased $278,000 during the third quarter of 2000 compared with the third quarter of 1999 due to a lower average outstanding debt balance during 2000.

Provision (Benefit) for Income Taxes

The current benefit for income taxes during the third quarter of 2000 is comprised of a benefit for both federal and state income taxes. The benefit resulted from a production decline during late 1999 on two significant wells in Louisiana. The deferred tax benefit during 2000 represents the effect of partially removing the valuation allowance for the Company's total tax assets which are primarily comprised of the Company's net operating loss carryforwards. The effective tax rate during 1999 is lower than the statutory rate primarily because of the use of net operating loss carryforwards.

Minority Interest in Net Income of Affiliates

Minority interest in net income of affiliates represents unaffiliated partners' interest in the net income of the May Partnerships. The zero balance during the third quarter of 2000 reflects the liquidation of the last three May Partnerships in April 2000.

First Nine Months of 2000 Compared to First Nine Months of 1999

The comparisons for the first nine months 2000 and the first nine months 1999 are consistent with those discussed in the third quarter of 2000 compared to the third quarter of 1999 except as discussed below. The following table is presented to contrast Hallwood's oil and gas price and production for discussion purposes. Significant fluctuations are discussed in the accompanying narrative.

                                  2000              1999
                                 ------            -----
                                 (In thousands except price)
Gas
   Production (mcf)              17,095            13,016
   Price (per mcf)                $2.55             $1.89

Oil
  Production (bbl)                  533               661
  Price (per bbl)                $23.80            $15.52

Gas Revenue

Gas revenue increased $19,056,000 during the first nine months of 2000 as compared to the first nine months of 1999. The increase is the result of an increase in production from 13,016,000 mcf in 1999 to 17,095,000 mcf in 2000 and an increase in price from $1.89 per mcf in 1999 to $2.55 per mcf in 2000. The increase in production is primarily due to the Consolidation partially offset by the production decline discussed above.

The effect of Hallwood's hedging transactions during the first nine months of 2000 was to decrease Hallwood's average gas price from $3.05 to $2.55 per mcf representing a $8,548,000 decrease in revenue from hedging transactions.

Oil Revenue

Oil revenue increased $2,422,000 during the first nine months of 2000 compared with the first nine months of 1999. The increase is the result of an increase in price from $15.52 per barrel in 1999 to $23.80 per barrel in 2000, partially offset by a decrease in production from 661,000 mcf in 1999 to 533,000 mcf in 2000. The decreased production is primarily due to the property sales discussed above, partially offset by the increased production from the Consolidation.

The effect of Hallwood's hedging transactions during the first nine months of 2000 was to decrease Hallwood's average oil price from $28.74 per barrel to $23.80 per barrel resulting in a $2,633,000 reduction in revenue from hedging transactions.

Pipeline, Facilities and Other

Pipeline, facilities and other revenue increased $1,650,000 during the first nine months of 2000 compared with the first nine months of 1999. The increase is primarily due to additional revenue from the Consolidation as well as the increase during the third quarter of 2000 discussed above.

Production Operating

Production operating expense increased $3,391,000 during the first nine months of 2000 compared with the first nine months of 2000. The majority of the increase is the result of the Consolidation and increased operating expenses described above, partially offset by property sales during the first and second quarters of 2000.

General and Administrative

General and administrative expenses increased $1,238,000 during the first nine months of 2000 compared with the first nine months of 1999. The increase is primarily due to the Consolidation, the one-time severance related costs paid in connection with the previously described work force reduction partially offset by the reduced salary costs resulting from the work force reduction.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization expense increased $3,430,000 during the first nine months of 2000 compared with the first nine months of 1999. The increase is primarily the result of a higher depletion rate due to the increased production described above.

Equity in Loss of HCRC

Equity in loss of HCRC represents Hallwood's share of its equity investment in HCRC prior to the Consolidation. This loss decreased to zero during the first nine months of 2000, compared with the first nine months of 1999, as a result of the Consolidation.

Litigation

Litigation expense during the first nine months of 2000 is comprised of the costs related to the settlement of the employment litigation described in Note 8 of the accompanying financial statements. This expense was partially offset by insurance proceeds which reimbursed a portion of the costs paid to settle the lawsuits assumed by Hallwood in connection with the Consolidation as described in Note 8 of the accompanying financial statements. Litigation income during the nine months ended September 30, 1999 represents the proceeds from a property related claim.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Hallwood's primary market risks relate to changes in interest rates and in the prices received from sales of oil and natural gas. Hallwood's primary risk management strategy is to partially mitigate the risk of adverse changes in its cash flows caused by increases in interest rates on its variable rate debt and decreases in oil and natural gas prices, by entering into derivative financial and commodity instruments, including swaps and collars. By hedging only a portion of its market risk exposures, Hallwood is able to participate in the increased earnings and cash flows associated with decreases in interest rates and increases in oil and natural gas prices; however, it is exposed to risk on the unhedged portion of its variable rate debt and oil and natural gas production.

Historically, Hallwood has attempted to hedge the exposure related to its variable rate debt and its forecasted oil and natural gas production in amounts which it believes are prudent based on the prices of available derivatives and the Company's estimated debt levels and deliverable volumes. Hallwood attempts to manage the exposure to adverse changes in the fair value of its fixed rate debt agreements by issuing fixed rate debt only when business conditions and market conditions are favorable.

Hallwood does not use or hold derivative instruments for trading purposes nor does it use derivative instruments with leveraged features. Hallwood's derivative instruments are designated and effective as hedges against its identified risks, and do not of themselves expose Hallwood to market risk because any adverse change in the cash flows associated with the derivative instrument is accompanied by an offsetting change in the cash flows of the hedged transaction.

All derivative activity is carried out by personnel who have appropriate skills, experience and supervision. The personnel involved in derivative activity must follow prescribed trading limits and parameters that are regularly reviewed by the Board of Directors and by senior management. Hallwood uses only well-known, conventional derivative instruments and attempts to manage its credit risk by entering into financial contracts with reputable financial institutions.

Following are disclosures regarding Hallwood's market risk sensitive instruments by major category. Investors and other readers are cautioned to avoid simplistic use of these disclosures. Readers should realize that the actual impact of future interest rate and commodity price movements will likely differ from the amounts disclosed below due to ongoing changes in risk exposure levels and concurrent adjustments to hedging positions. It is not possible to accurately predict future movements in interest rates and oil and natural gas prices.

Commodity Price Risk (non-trading) - Hallwood hedges a portion of the price risk associated with the sale of its oil and natural gas production through the use of derivative commodity instruments, which consist of swaps and collars. These instruments reduce Hallwood's exposure to decreases in oil and natural gas prices on the hedged portion of its production by enabling it to effectively receive a fixed price on its oil and gas sales or a price that only fluctuates between a predetermined floor and ceiling. As of October 23, 2000, Hallwood has entered into derivative commodity hedges covering an aggregate of 296,000 barrels of oil and 18,300,000 mcf of gas that extend through 2002. Under these contracts, Hallwood sells its oil and natural gas production at spot market prices and receives or makes payments based on the differential between the contract price and a floating price which is based on spot market indices. The amount received or paid upon settlement of these contracts is recognized as oil or natural gas revenues at the time the hedged volumes are sold. A hypothetical decrease in oil and natural gas prices of 10% from the prices in effect as of September 30, 2000 would cause a loss in income and cash flows of $2,551,000 during the remaining three months of 2000, assuming that oil and gas production remain at projected levels. This loss in income and cash flows would be offset by a $1,494,000 increase in income and cash flows associated with the oil and natural gas derivative contracts that are in effect for the remaining three months of 2000.

Interest Rate Risks (non-trading) - Hallwood uses both fixed and variable rate debt to partially finance operations and capital expenditures. As of September 30, 2000, Hallwood's debt consisted of $55,000,000 in borrowings under its Credit Agreement which bears interest at a variable rate, and $25,000,000 in borrowings under its 10.32% Senior Subordinated Notes which bear interest at a fixed rate. Hallwood hedges a portion of the risk associated with this variable rate debt through derivative instruments, which consist of interest rate swaps and collars. Under the swap contracts, Hallwood makes interest payments on its Credit Agreement as scheduled and receives or makes payments based on the differential between the fixed rate of the swap and a floating rate plus a defined differential. These instruments reduce Hallwood's exposure to increases in interest rates on the hedged portion of its debt by enabling it to effectively pay a fixed rate of interest or a rate which only fluctuates within a predetermined ceiling and floor. A hypothetical increase in interest rates of two percentage points would cause a loss in income and cash flows of $275,000 during the remaining three months of 2000, assuming that outstanding borrowings under the Credit Agreement remain at September 30, 2000 levels. This loss in income and cash flows would be offset by a $225,000 increase in income and cash flows associated with the interest rate swap and collar agreements that are in effect for the remaining three months of 2000.

PART II  -OTHER INFORMATION


ITEM 1     -  LEGAL PROCEEDINGS

              Reference is made to Item 8 - Notes 12 and 13 of Form 10-K for the year ended December 31, 1999 and Note 8 of this Form 10-Q.


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

                                    HALLWOOD ENERGY CORPORATION



Date:   November 8, 2000            By: /s/William J.Baumgartner
     ----------------------------      --------------------------------
                                        William J. Baumgartner, Vice President
                                         (Chief Financial Officer)