Form 10-K
period 2000-12-31
HALLWOOD ENERGY CORP
filed 2001-03-20
CIK 319019

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-K

MARK ONE

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the common shares held by nonaffiliates of the registrant as of March 1, 2001 was approximately $77,378,000.

Number of Shares outstanding as of March 1, 2001:
                                    Common Stock 9,659,239
                                    Series A Cumulative Preferred Stock2,263,573

                       Documents Incorporated by Reference

The information called for by Part III of Form 10-K is incorporated by reference to the definitive proxy statement for the annual meeting of stockholders of the Company to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2000.

                                     PART I

ITEM 1 - BUSINESS

Hallwood Energy Corporation ("Hallwood" or the "Company") is a Delaware corporation engaged in the development, exploration, acquisition and production of oil and gas properties. Hallwood began operations June 8, 1999, in connection with the consolidation ("Consolidation") of Hallwood Energy Partners, L.P. ("HEP") and Hallwood Consolidated Resources Corporation ("HCRC") and the acquisition of the direct energy interests of The Hallwood Group Incorporated ("Hallwood Group"). For accounting purposes, the Consolidation has been treated as a purchase by HEP of the common stock of HCRC and the direct energy interests of Hallwood Group. Accordingly, the assets and liabilities of HEP, including its 46% share of assets and liabilities of HCRC owned prior to the Consolidation, have been recorded at historical cost, and the remaining assets and liabilities of HCRC and the direct energy interests of Hallwood Group have been recorded at estimated fair values as of the date of purchase. All information presented for periods prior to June 8, 1999 represents the historical information of HEP because HEP was considered to be the acquiring entity for accounting purposes. The financial statements for periods prior to June 8, 1999 have been retroactively restated to reflect the corporate structure of Hallwood, and all share and per share information assumes that the shares of Hallwood issued to HEP Unitholders in connection with the Consolidation were outstanding for all periods prior to June 8, 1999. The Company's properties are primarily located in the Rocky Mountain, Greater Permian and Gulf Coast regions of the United States. On March 1, 2001, Hallwood had 73 employees.

Marketing

The oil and gas produced from the properties owned by Hallwood has typically been marketed through normal channels for such products. The Company generally sells its oil at local field prices generally paid by the principal purchasers of crude oil in the areas where the majority of producing properties are located. In response to the volatility in the oil markets, Hallwood has entered into financial contracts for hedging the price of between 9% and 33% of its estimated oil production for 2001 through 2002.

All of Hallwood's natural gas production is sold on the spot market or in short-term contracts and is transported in intrastate and interstate pipelines. Hallwood has entered into financial contracts for hedging the price of between 25% and 51% of its estimated gas production for 2001 through 2002.

The purpose of the hedges is to provide protection against price decreases and to provide a measure of stability in the volatile environment of oil and natural gas spot pricing. The amounts received or paid upon settlement of these contracts are recognized as an increase or decrease in oil or gas revenue at the time the hedged volumes are sold.

Both oil and natural gas are purchased by refineries, major oil companies, public utilities, industrial customers and other users and processors of petroleum products. Hallwood is not confined to, nor dependent upon, any one purchaser or small group of purchasers. Accordingly, the loss of a single purchaser, or a few purchasers, would not materially affect Hallwood's business because there are numerous other purchasers in the areas in which Hallwood sells its production. However, for the years ended December 31, 2000, 1999 and 1998, purchases by the following companies exceeded 10% of the total oil and gas revenues of the Company:

                                       2000              1999             1998
                                       ----              ----             ----

El Paso Field Services Company           18%               14%              11%
Plains All American Inc.                 15%               14%
Conoco Inc.                              14%               19%              23%

Competition

Hallwood encounters competition from other oil and gas companies in all areas of its operations, including the acquisition of exploratory prospects and proven properties. The Company's competitors include major integrated oil and gas companies and numerous independent oil and gas companies, individuals and drilling programs. As described above under "Marketing," production is sold on the spot market, thereby reducing sales competition; however, oil and gas must compete with coal, atomic energy, hydro-electric power and other forms of energy.

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

The production of oil and gas is subject to regulation by the state regulatory agencies in the states in which Hallwood does business. These agencies make and enforce regulations to prevent waste of oil and gas and to protect the rights of owners to produce oil and gas from a common reservoir. The regulatory agencies regulate the amount of oil and gas produced by assigning allowable production rates to wells capable of producing oil and gas.

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

Environmental Considerations

The exploration for, and development of, oil and gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or can cause environmental pollution problems. In light of the current interest in environmental matters, the Company cannot predict what effect possible future public or private action may have on the business of Hallwood. The Company is continually taking actions it believes are necessary in its operations to ensure conformity with applicable federal, state and local environmental regulations. As of December 31, 2000, Hallwood has not been fined or cited for any environmental violations which would have a material adverse effect upon capital expenditures, earnings, cash flows or the competitive position of Hallwood in the oil and gas industry.

Insurance Coverage

Hallwood is subject to all the risks inherent in the exploration for, and development of, oil and gas, including blowouts, fires and other casualties. Hallwood maintains insurance coverage as is customary for entities of a similar size engaged in operations similar to that of Hallwood, but losses can occur from uninsurable risks or in amounts in excess of existing insurance coverage. The occurrence of an event which is not insured or not fully insured could have an adverse impact upon Hallwood's earnings, cash flows and financial position.

Year 2000

In prior years, the Company discussed the nature and progress of its plans to become Year 2000 compliant. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in its critical information technology and non-information technology systems, and believes those systems successfully responded to the Year 2000 date change.

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

These risks and uncertainties include, among others:

Volatility of oil and gas prices. It is impossible to predict future oil and gas price movements with certainty. Declines in oil and gas prices may materially adversely affect Hallwood's financial condition, liquidity, ability to finance planned capital expenditures and results of operations. Lower oil and gas prices may also reduce the amount of oil and gas that Hallwood can produce economically.

Hallwood's revenues, profitability, future growth and ability to borrow funds or obtain additional capital, as well as the carrying value of its properties, will be substantially dependent upon prevailing prices of oil and gas. Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile in the future. Prices for oil and gas are subject to wide fluctuation in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors that are beyond Hallwood's control.

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

Competition from larger, more established oil and gas companies. Hallwood encounters competition from other oil and gas companies in all areas of its operation, including the acquisition of exploratory prospects and proven properties. The Company's competitors include major integrated oil and gas companies and numerous independent oil and gas companies, individuals and drilling and income programs. Many of its competitors are large, well-established companies with substantially larger operating staffs and greater capital resources than Hallwood's and, in many instances, have been engaged in the oil and gas business for a much longer time than Hallwood. Those companies may be able to pay more for exploratory prospects and productive oil and gas properties, and may be able to define, evaluate, bid for and purchase a greater number of properties and prospects than Hallwood's financial or human resources permit. The Company's ability to explore for oil and gas prospects and to acquire additional properties in the future will be dependent upon its ability to conduct its operations, to evaluate and select suitable properties and to consummate transactions in highly competitive environments.

Risks of drilling activities. Hallwood's success will be materially dependent upon the continued success of its drilling program. Hallwood's future drilling activities may not be successful and, if drilling activities are unsuccessful, such failure will have an adverse effect on Hallwood's future results of operations and financial condition. Oil and gas drilling involves numerous risks, including the risk that no commercially productive oil or gas reservoirs will be encountered, even if the reserves targeted are classified as proved. The cost of drilling, completing and operating wells is often uncertain, and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including unexpected drilling conditions, pressure or irregularities in formations, equipment failures or accidents, adverse weather conditions, compliance with governmental requirements and shortages or delays in the availability of drilling rigs and the delivery of equipment. Although Hallwood has identified numerous drilling prospects, there can be no assurance that such prospects will be drilled or that oil or gas will be produced from any such identified prospects or any other prospects.

Availability of capital is important to the Company's ability to grow. The acquisition of reserves is capital intensive, and funding for the costs of acquisition may be greater than the Company's cash flow can provide. As a result, additional financing may be required, and the availability or terms of any such additional financing cannot be assured. In the event sufficient capital resources are not available to the Company, it may negatively affect the Company's flexibility in planning for and reacting to possible acquisition activities. The business of exploring for, developing or acquiring reserves is capital-intensive. To the extent cash flow from operations is reduced, and external reserves of capital become limited or unavailable, Hallwood's ability to make the necessary capital investments to maintain or expand its asset base of oil and gas reserves would be impaired. In addition, there can be no assurance that Hallwood's future exploration, development and acquisition activities will result in additional proved reserves or that Hallwood will be able to drill productive wells at acceptable costs. Furthermore, although Hallwood's revenues could increase if prevailing prices for oil and gas increase significantly, Hallwood's finding and development costs could also increase.

Risks relating to the acquisition of oil and gas properties. The successful acquisition of producing properties requires an assessment of recoverable reserves, future oil and gas prices, operating costs, potential environmental and other liabilities and other factors. Such assessments are necessarily inexact and their accuracy inherently uncertain. In connection with such an assessment, Hallwood will perform a review of the subject properties that it believes to be generally consistent with industry practices. This usually includes on-site inspections and the review of reports filed with various regulatory entities. Such a review, however, will not reveal all existing or potential problems, nor will it permit a buyer to become sufficiently familiar with the properties to fully assess their deficiencies and capabilities. Inspections may not always be performed on every well, and structural and environmental problems are not necessarily observable even when an inspection is undertaken. Even when problems are identified, the seller may be unwilling or unable to provide effective contractual protection against all or part of these problems. There can be no assurances that any acquisition of property interests by Hallwood will be successful and, if an acquisition is unsuccessful, that the failure will not have an adverse effect on Hallwood's future results of operations and financial condition.

Hazards relating to well operations and lack of insurance. The oil and gas business involves certain hazards such as well blowouts; craterings; explosions; uncontrollable flows of oil, gas or well fluids; fires; formations with abnormal pressures; pollution; and releases of toxic gas or other environmental hazards and risks, any of which could result in substantial losses to Hallwood. In addition, Hallwood may be liable for environmental damages caused by previous owners of property purchased or leased by Hallwood. As a result, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could reduce or eliminate the funds available for exploration, development or acquisitions or result in the loss of Hallwood's properties. While Hallwood believes that it maintains all types of insurance commonly maintained in the oil and gas industry, it does not maintain business interruption insurance. In addition, Hallwood cannot predict with certainty the circumstances under which an insurer might deny coverage. The occurrence of an event not fully covered by insurance could have a materially adverse effect on Hallwood's financial condition and results of operations.

Future oil and gas production depends on continually replacing and expanding reserves. In general, the volume of production from oil and gas properties declines as reserves are depleted, with the rate of decline depending on reservoir characteristics. Hallwood's future oil and gas production is, therefore, highly dependent upon its ability to economically find, develop or acquire additional reserves in commercial quantities. Except to the extent Hallwood acquires properties containing proved reserves or conducts successful exploration and development activities, or both, the proved reserves of Hallwood will decline as reserves are produced.

Estimates of reserves and future cash flows are imprecise. Reservoir engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact manner. Estimates of economically recoverable oil and gas reserves and of future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies, and assumptions concerning future oil and gas prices, future operating costs, severance and excise taxes, development costs and workover and remedial costs, all of which may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of oil and gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected from them prepared by different engineers, or by the same engineers but at different times, may vary substantially, and such reserve estimates may be subject to downward or upward adjustment based upon such factors. In addition, the status of the exploration and development program of any oil and gas company is ever-changing. Consequently, reserve estimates also vary over time. Actual production, revenues and expenditures with respect to Hallwood's reserves will likely vary from estimates, and such variances may be material.

ITEM 2 - PROPERTIES

Exploration and Development Projects and Acquisitions

In 2000, Hallwood incurred $25,807,000 in direct property additions, development, exploitation, and exploration costs. The costs were comprised of $9,320,000 for property acquisitions and approximately $16,487,000 for domestic exploration and development. Hallwood also issued 417,406 shares of its common stock valued at $3,315,000 as part of a property acquisition completed in the third quarter. Hallwood's 2000 capital program led to the replacement, including revisions to prior year reserves, of 329% of 2000 production using year-end prices of $27.00 per bbl and $9.25 per mcf. Sales of reserves in place in 2000, which were approximately 176% of 2000 production, are excluded from the replacement calculation.

Property Sales

During 2000, Hallwood received approximately $21,698,000 for the sale of approximately 500 non-strategic wells located in the Keystone, Merkle and Weesatche areas of Texas, and various oil and gas wells in Oklahoma, North Dakota, Montana and Kansas. The proceeds from these sales were all credited against oil and gas properties without gain or loss recognition. The wells sold represented approximately 35% of Hallwood's total well count as of the beginning of the year, approximately 16% of Hallwood's reserve value, and approximately 11% of its operating cash flow based on five year average reserve pricing. The completion of Hallwood's 2000 sales effort has enabled Hallwood to reduce its level of debt and to focus on a four state core area including Colorado, New Mexico, Texas and Louisiana.

Regional Area Descriptions and 2000 Capital Budget

The following discussion of Hallwood's properties and capital projects contains forward-looking statements that are based on current expectations, estimates and projections about the oil and gas industry, management's beliefs and assumptions made by management. Words such as "projects," "believes," "expects," "anticipates," "estimates," "plans," "could," variations of such words and similar expressions are intended to identify such forward-looking statements. Please refer to the section entitled "Cautionary Statement Regarding Forward-Looking Statements" under Item 1. for a discussion of factors which could affect the outcome of the forward-looking statements.

Gulf Coast Region

Hallwood's significant interests in the Gulf Coast Region in Louisiana and South and East Texas consist of interests in eleven operated and producing wells, one nonproducing well and four nonoperated wells located in Lafayette Parish, Louisiana. The wells produce principally from the Bol Mex formation at 13,500 to 14,500 feet. Seven additional operated producing gas wells and four nonproducing wells are located primarily in the Lapice Field in St. James Parish, Louisiana. In South and East Texas, Hallwood has interests in approximately 250 producing wells, 81 of which are operated by the Company, and produce primarily from the Austin Chalk, Lower Frio, Travis Peak, Rodessa, Pettit and Cotton Valley formations at depths from 7,000 to 13,000 feet. In these same areas, Hallwood owns interests in eight nonoperated wells. During 2000, Hallwood expended approximately $19,896,000 (68%), including the stock issuance described below, of its capital budget in this region. Hallwood plans five exploration projects and 11 exploitation and development projects in the area in 2001.

Property Acquisition. On August 30, 2000, Hallwood completed the acquisition of interests in 34 producing wells, five service wells and 69 inactive wells in five fields located in Chambers, San Patricio and Frio Counties in Texas and St. James and Assumption Parishes in Louisiana, as well as approximately 7,000 acres of undeveloped leasehold and 3-D seismic data. Total consideration included approximately $3.875 million in cash and 417,406 shares of Hallwood common stock valued at approximately $3.3 million. The properties include 13 Bcfe of proved reserves, 21% of which are proved developed producing. Hallwood plans to spend more than $4 million over the next two years developing the proved undeveloped reserves and anticipates spending $4.8 million over the next two years to acquire or shoot 3-D seismic. Hallwood feels that significant additional recoveries may be gained with the application of 3-D seismic imaging. This acquisition yields an estimated purchase cost per proven mcfe of $0.55. Hallwood believes this acquisition fits strategically with its ongoing activities in the Gulf Coast and South Texas and Hallwood will operate virtually all of the properties acquired.

Yoakum  Gorge  Project.  In 2000,  Hallwood  continued  its  participation  with non-operated and operated Wilcox projects located in the Yoakum Gorge area of Lavaca County, Texas. During 2000, Hallwood participated with four different operators in the drilling or recompletion of nine wells. Four of the wells, with working interests of 12.5%, 3.1%, 15.9% and 28.8%, are producing at a combined rate of 9,220 gross mcf per day. A decision will be made in first quarter 2001 whether or not to sidetrack another well in a more optimum position relative to the area fault block. Hallwood plans to own a 50% working interest in the well. Another operated, unsuccessful recompletion was attempted in an uphole sand. Hallwood owns a 90% working interest in this well. Hallwood's exploration and development expenditures in the Yoakum Gorge area have totaled approximately $3,524,000 for the year 2000. Hallwood anticipates continued activity in the area resulting from additional exploitation of the 1999 Seisgen Acquisition and from the reprocessing and evaluation of land and 3-D seismic data purchased during the third quarter of 2000. With the recent $1,975,000 seismic acquisition, Hallwood now owns approximately 381 square miles of 3-D seismic data in the area. In addition to reprocessing Hallwood's seismic data, Hallwood is also reprocessing 80-square miles of seismic with another operator. At least two exploration projects are currently planned for 2001.

During 2000, Hallwood participated in the drilling or recompletion of seven wells in neighboring Victoria County, Texas, where the objective was the shallower Frio sands. Four of the wells are producing, one was plugged and abandoned, and two are waiting on completion. Hallwood averages a 5% working interest in the wells. In addition, Hallwood anticipates that its drilling activity in the shallower Frio and Yegua formations in Lavaca County will increase over the next several quarters. While the potential reserves in these shallower wells are not as great as in the Wilcox, averaging between .5 Bcfe and
1.5 Bcfe gross per well, the risk and expense to drill the wells are lower.

Goliad County Expanded Wilcox Project. During 2000, a 16,500-foot non-operated, discovery well was completed in the Upper Wilcox, and is producing approximately 1,800 mcf per day. Hallwood owns a 20.8% working interest in the well.
Hallwood's drilling and leasehold acquisition costs during 2000 totaled approximately $1,375,000.

Louisiana. In May 2000, Hallwood successfully completed a 13,600-foot Bol Mex 3 well located in the Scott Field. The well had stabilized production rates of approximately 25,000 mcf per day and 500 barrels of oil per day through mid-August, but as a result of sand production has since been choked back to its current level of approximately 10,000 mcf per day and 225 barrels of oil per day. In 2000, Hallwood's drilling and completion costs for the well were approximately $1,634,000. Hallwood owns an approximate 35% working interest in the well. The originally targeted upper zone remains as behind pipe proved nonproducing reserves while the lower zone is produced. Hallwood's plans in the area include a Bol Mex 16 Klump exploration well testing sands which are productive in nearby fields and a Flambeau prospect exploration well testing Marg Tex sands productive in the adjacent fault block. The Bol Mex well is currently drilling and land and leasehold costs incurred in 2000 were approximately $172,000. Hallwood will have an approximate 28% working interest in the well that has a gross 200 Bcfe potential and an estimated $5.6 million completed well cost. The Marg Tex well is also currently drilling. Hallwood will have a 35% working interest in this well that has a 22 Bcfe potential and is estimated to have a dry hole cost of $2.86 million. Hallwood also incurred $135,000 acquiring 377 small working interests totaling less than 1% in the Scott Field and in the Bol Mex 16 exploration acreage.

Boca Chica Prospect. During 2000, a twenty-three square mile proprietary seismic shoot was completed in the Gulf of Mexico and is currently being reprocessed and reevaluated. If the results are favorable, Hallwood plans to participate in the reentry of a directionally drilled 10,000-foot exploration well in the Big Hum formation from the shore to the bottom hole location under the waters of the Gulf of Mexico. Hallwood will have an approximate 25% working interest in the well, which has unrisked reserve potential of 20 Bcfe. The reserve potential for the field in which this exploratory well is located is 70 Bcfe and would require the drilling of multiple wells.

Martinsville Prospect. Hallwood acquired a 45% interest in the Martinsville Prospect located in Nacogdoches County, Texas during the fourth quarter of 2000. The initial well for this prospect is presently drilling and one additional stacked dual lateral James Lime horizontal well is planned for 2001. Hallwood also plans to drill one or more horizontal James Lime wells on nearby acreage in the North Trawick Field. Total costs for this project were approximately $146,000 in 2000.

Bell Prospect. During 2000, Hallwood incurred approximately $930,000 for costs associated with completing two wells, and for various gas gathering, gas treating, and produced water-handling facility costs associated with the Bell prospect area. One well tested the Georgetown formation and was completed in the Buda formation and the other well is a dual lateral Buda formation development well. Both wells are currently producing. Seven potential drilling locations exist.

Greater Permian Region

Hallwood has significant interests in the Greater Permian Region, which includes West Texas and Southeast New Mexico. In this region, Hallwood has interests in 400 productive oil and gas wells (321 of which are operated), 8 nonproductive oil and gas wells (five operated) and 13 operated salt-water disposal wells. In 2000, Hallwood expended approximately $2,794,000 (10%) of its capital budget on projects in this area. Hallwood plans one exploration project and 24 exploitation and development projects in 2001. The following is a description of the significant areas and 2000 capital projects within the Greater Permian Region.

Carlsbad/Catclaw Area. Hallwood's interests in the Carlsbad/Catclaw Area as of December 31, 2000 consist of 85 producing oil and gas wells and four nonproducing wells. The wells are located on the northwestern edge of the Delaware Basin in Lea, Eddy and Chaves Counties, New Mexico. The Company
operates 36 of these wells. The wells produce at depths ranging from approximately 2,500 feet to 14,000 feet from the Delaware, Atoka, Bone Springs and Morrow formations. In 2000, Hallwood spent approximately $364,000 for one recompletion and for costs associated with producing wells. Hallwood also participated in the testing of a horizontal well drilled in the Red Hills field located in Lea County, New Mexico. Gross unrisked reserve potential for the well is approximately 65 Bcfe and Hallwood owns an approximate 3.5% working interest. Hallwood incurred approximately $161,000 for drilling costs on the well and the results of drilling are currently being evaluated. If deemed to be a commercial well, seven additional wells could be drilled.

Spraberry Area. Hallwood's interests in the Spraberry Area consist of 315 producing wells, located in Dawson, Upton, Reagan and Irion Counties, Texas. The Company operates 292 of the producing oil and gas wells and also owns interests in four nonproducing wells. Current production is predominately from the Upper and Lower Spraberry, Clearfork Canyon, Dean, and Fusselman formations at depths ranging from 5,000 feet to 9,000 feet. In 2000, Hallwood initiated a 20 well infill drilling program in its Greater Permian Basin and Hallwood estimates that over sixty 80-acre infill drilling locations exist in this area. Historically, West Texas Permian production has been predictable, and a drilling program coupled with an appropriate crude oil hedging program can be expected to yield relatively safe and adequate returns. During the fourth quarter of 2000, Hallwood successfully drilled and completed three wells out of the 20 prospects, is currently completing a fourth well, and began drilling a fifth well which will be completed in first quarter of 2001. Total costs on the projects during 2000 were approximately $2,080,000. Hallwood plans to drill the remaining 15 wells in 2001. The top 20 prospects could yield an overall rate of return in excess of 40% giving effect to moderate commodity prices and increased costs for oilfield goods and services and rig costs.

Rocky Mountain Region

Hallwood has significant interests in the Rocky Mountain Region, which include producing properties in Colorado and Northwest New Mexico. The Company has interests in 125 producing oil and gas wells, 119 of which are operated by Hallwood, 10 nonproducing wells, and three salt-water disposal wells. Hallwood expended approximately $2,661,000 (9%) of its 2000 capital budget in this area. Hallwood plans 11 exploitation and development projects in the area in 2001. The following is a description of the major projects for the region for the year 2000.

Colorado Western Slope Project. During 2000, Hallwood incurred approximately $987,000 in the Colorado Western Slope area to drill two wells, workover two wells and perform maintenance work on several others. The post-workover production rates have increased on the wells effected.

San Juan Basin Project - Colorado and New Mexico. Hallwood's interest in the San Juan Basin consists of 83 producing gas wells (78 operated), 10 operated nonproducing wells and three salt water disposal wells located in San Juan County, New Mexico and LaPlata County, Colorado. Hallwood operates 52 producing wells in New Mexico, 33 of which produce from the Fruitland Coal formation at approximately 2,200 feet and 19 of which produce from the Picture Cliffs, Mesa Verde and Dakota formations at 1,200 to 7,000 feet. Hallwood also operates 26 producing wells in La Plata County, Colorado. The wells in Colorado produce from the Fruitland Coal formation at depths of 1,800-2,200 feet. Hallwood, along with many other industry partners, made application to the Colorado Oil and Gas Commission for field wide infill drilling in the Fruitland Coal formation. The application was to reduce the present 320-acre spacing units to 160 acres, because the existing spacing units could not be adequately drained by a single well. Approval was granted in July 2000, and could result in as many as 18 locations on the acreage in which Hallwood has an indirect interest through its special purpose tax credit vehicle. During the fourth quarter of 2000, Hallwood completed the first two infill recompletions, which are performing as expected. A third well was completed in the first quarter of 2001, and a fourth location is currently drilling. Total year 2000 costs for these projects were approximately $482,000. Five or more locations will be drilled in 2001 and up to nine locations will be drilled in 2002. Rig availability will dictate the ultimate number of locations drilled in 2001. Gross reserves per well average
4.5 Bcfe with gross average total completed well costs of $492,000. In 2000, Hallwood also incurred approximately $860,000 for maintenance, gas gathering systems, a sidetrack, interest acquisitions and miscellaneous projects in the area.

In addition to the Colorado infill locations, Hallwood has the potential for 14 similar locations in New Mexico if infill drilling is permitted there. Total completed well costs in this area average $354,000 and gross reserves per well averaged 3.6 Bcfe. Overall, Hallwood's drilling program in this area is anticipated to yield finding and development costs of $0.35 to $0.45 per mcfe, on a net basis and net reserve additions of up to 71 Bcfe. Additional upside may exist as evidenced by secondary recovery projects already underway in the San Juan Basin. These pilot secondary recovery projects involving CO2 and nitrogen injection may be additive to Hallwood properties. There can be no assurance that these projects will yield positive results but current data suggests that an additional 200 Bcfe of gross recoverable gas may exist.

Other

The remaining $3,771,000 (13%) of Hallwood's capital expenditures incurred in 2000 was devoted to technical general and administrative expenditures, delay rental costs, and numerous other projects which were completed or are underway and which are individually less significant.

Future Plans

Hallwood's capital budget for 2001 is expected to be $50,000,000, with $30,000,000 targeted for exploration, exploitation, and development. In total, Hallwood plans to participate in 8 exploration projects and 54 exploitation and development projects during 2001. Fifteen percent of the capital budget has been allocated to the San Juan Basin, 30% to the Greater Permian Basin, 15% to South Texas, 30% to South Louisiana, and 10% to other areas. An additional $20,000,000 is available for acquisitions, debt reduction, stock repurchases, and other capital projects.

During 2000, Hallwood experienced a rig availability shortage. For the year 2001, Hallwood has aggressively pursued reservation of rigs to accommodate Hallwood's continuous drilling plans. These efforts have resulted in a record number of rigs currently under contract and/or drilling (5 operated and 5 non-operated). Substantial drilling, completion and operational cost increases are being experienced throughout the industry.

Company Reserves, Production and Discussion by Significant Regions

The following table presents the December 31, 2000 reserve data by significant regions.

                                    Proved Reserve Quantities            Present Value of Future Net Cash Flows
                                                                        Proved            Proved
                                   Mcf of Gas       Bbls of Oil       Developed        Undeveloped          Total
                                   ----------       -----------       ---------        -----------          -----
                                                                   (In thousands)

Gulf Coast Region                     28,360            1,672         $  81,546         $  47,902         $129,448
Greater Permian Region                33,234            7,134            93,294            16,465          109,759
Rocky Mountain Region                121,228               17           245,299            71,494          316,793
                                     -------         --------           -------          --------          -------
                                     182,822            8,823          $420,139          $135,861         $556,000
                                     =======            =====           =======           =======          =======

The following table presents the oil and gas production for significant regions for the periods indicated.

                                             Production for the                            Production for the
                                        Year Ended December 31, 2000                  Year Ended December 31, 1999
                                        ----------------------------                  ----------------------------
                                     Mcf of Gas             Bbls of Oil              Mcf Gas              Bbls of Oil
                                     ----------             -----------              -------              -----------
                                                                      (In thousands)

Gulf Coast Region                        7,196                    166                  5,234                    189
Greater Permian Region                   2,643                    403                  2,758                    437
Rocky Mountain Region                   12,229                      2                  9,862                    151
Other                                      180                    111                    409                    148
                                      --------                    ---               --------                    ---
                                        22,248                    682                 18,263                    925
                                        ======                    ===                 ======                    ===

The following table presents the Company's extensions and discoveries by significant regions.

                                    For the Year Ended December 31, 2000          For the Year Ended December 31, 1999
                                    ------------------------------------          ------------------------------------
                                     Mcf of Gas             Bbls of Oil            Mcf of Gas             Bbls of Oil
                                     ----------             -----------            ----------             -----------
                                                                      (In thousands)

Gulf Coast Region                        3,611                     63                  5,708                    113
Greater Permian Region                   4,670                  1,563                    291                     58
Rocky Mountain Region                   44,945                                         4,346                      9
Other                                                                                    584
                                   -----------               --------               --------
                                        53,226                  1,626                 10,929                    180
                                        ======                  =====                 ======                    ===

Average Sales Prices and Production Costs

The following table presents the average oil and gas sales price and average production costs per equivalent mcf of gas computed at the ratio of six mcf of gas to one barrel of oil.

                                                       2000              1999              1998
                                                      ------            ------            -----

Oil and condensate -                                   $23.64             $16.52            $13.65
Natural gas -                                            2.68               1.90              2.02
Production costs (per equivalent mcf of gas)              .80               .72               .65

Productive Oil and Gas Wells

The following table summarizes the productive oil and gas wells as of December 31, 2000 owned by Hallwood. Productive wells are producing wells and wells capable of production. Gross wells are the total number of wells in which Hallwood has an interest. Net wells are the sum of Hallwood's fractional interests owned in the gross wells.

                                              Gross              Net

Productive Wells

  Oil                                            447               302
  Gas                                            360               166
                                                 ---               ---
    Total                                        807               468
                                                 ===               ===

Oil and Gas Acreage

The following table sets forth the developed and undeveloped leasehold acreage held directly by Hallwood as of December 31, 2000. Developed acres are acres which are spaced or assignable to productive wells. Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves. Gross acres are the total number of acres in which Hallwood has a working interest. Net acres are the sum of Hallwood's fractional interests owned in the gross acres.

                                               Gross         Net
                                               -----         ---
                                                (in thousands)

Developed acreage                               214          118
Undeveloped acreage                             123           62
                                                ---         ----
    Total                                       337          180
                                                ===          ===

At December 31, 2000, Hallwood held undeveloped acreage in Texas, Louisiana, New Mexico, Colorado, and California.

Drilling Activity

The following table sets forth the number of wells drilled by Hallwood in the most recent three years.

                                                               Year Ended December 31,

                                               2000                        1999                        1998
                                              ------                      ------                      -----
                                       Gross          Net          Gross          Net          Gross          Net
                                       -----          ---          -----          ---          -----          ---

Development Wells:
   Productive                             6           2.4             1            .5            12           3.6
   Dry                                    1            .8             1            .5             5           1.5
                                         --           ---            --           ---           ---           ---
    Total                                 7           3.2             2             1            17           5.1
                                         ==           ===            ==           ===            ==           ===

Exploratory Wells:
   Productive                            34          15.7            11           4.1            17           4.3
   Dry                                    8           3.8             8           2.4            17           3.0
                                         --          ----            --           ---            --           ---
    Total                                42          19.5            19           6.5            34           7.3
                                         ==          ====            ==           ===            ==           ===

Office Space

Hallwood leases office space in Denver, Colorado, for approximately $600,000 per year under a lease that terminates on December 31, 2006 and office space in Midland, Texas for approximately $7,000 per year under a lease that terminates on September 30, 2003. Hallwood also sub-leases office space in Houston, Texas for approximately $42,000 per year under a lease that terminates on October 14, 2001.

ITEM 3 - LEGAL PROCEEDINGS

See Notes 13 and 14 to the financial statements included in Item 8 - Financial Statements and Supplementary Data.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Hallwood's common stock began trading over the counter on NASDAQ National Market System under the symbol "HECO" on June 9, 1999. Hallwood's Series A Preferred Stock began trading on the NASDAQ under the symbol "HECOP" on June 11, 1999. As of March 1, 2001, there were 12,763 registered holders of record of Hallwood's common stock and 7,901 registered holders of record of Hallwood's Series A Preferred Stock. The following table sets forth, for the periods indicated, the high and low closing bid quotations for each class of stock as reported by the Nasdaq Stock Market, Inc. and the dividends paid per Series A Preferred share for the corresponding periods. No common stock dividends were paid during the periods shown.

Common Stock                                                   High          Low                 Dividends

Second quarter 1999 (from June 9, 1999)                     $  8 3/8         $5 3/8
Third quarter 1999                                            7 3/4           5 1/8
Fourth quarter 1999                                           7               3 1/2

First quarter 2000                                          $  6             $3 11/16
Second quarter 2000                                           9 7/16          3 7/8
Third quarter 2000                                           10 1/16          7 7/16
Fourth quarter 2000                                           9 13/16         7 5/16

Series A Preferred Stock

Second quarter 1999 (from June 11, 1999)                    $  8 3/4         $7 3/4               $.25
Third quarter 1999                                            8 7/8           8 1/8                .25
Fourth quarter 1999                                           8 5/16          7                    .25
                                                                                                   ---
                                                                                                $  .75

First quarter 2000                                          $  7 7/8         $6 1/2               $.25
Second quarter 2000                                           8 1/8           7 1/8                .25
Third quarter 2000                                            9 1/2           7 9/16               .25
Fourth quarter 2000                                           9 3/4           8 3/4                .25
                                                                                                   ---
                                                                                                  $1.00

Hallwood's debt agreements limit aggregate dividends paid by Hallwood in any twelve month period to 50% of cash flow from operations before working capital changes and 50% of distributions received from affiliates, if the principal amount  of debt of  Hallwood  is 50% or more of the  borrowing  base.  Aggregate dividends paid by Hallwood are limited to 65% of cash flow from operations before working capital changes and 65% of distributions received from affiliates, if the principal amount of debt is less than 50% of the borrowing base.

ITEM 6 - SELECTED FINANCIAL DATA

The following table sets forth selected financial data regarding Hallwood's financial position and results of operations as of the dates indicated. All information presented for periods prior to June 8, 1999 represents the historical information of HEP because HEP was considered to be the acquiring entity for accounting purposes. The financial information for periods prior to June 8, 1999 have been retroactively restated to reflect the corporate structure of Hallwood, and all share and per share information assumes that the shares of Hallwood issued to HEP in connection with the Consolidation were outstanding for all periods prior to June 8, 1999.

                                                       As of and For the Year Ended December 31,
                                                       -----------------------------------------
                                          2000           1999            1998           1997             1996
                                          ----          ------          ------         -------          -----
                                                            (In thousands except per Share)

Summary of Operations
   Oil and gas revenues and
    pipeline operations                  $82,760        $56,523         $43,177          $44,707         $50,644
   Total revenue                          83,280         56,881          43,586           45,103          51,066
   Production operating expense           20,954         17,100          12,175           11,060          11,511
   Depreciation, depletion and
    amortization                          23,849         21,027          15,720           11,961          13,500
   Impairment                                                            14,000
   General and administrative
    expense                               11,683          7,395           5,045            5,333           4,540
   Net income (loss)                      17,923          2,880         (13,895)          12,803          15,726
   Basic net income (loss) per
    share                                   1.61            .06           (2.92)            2.17            2.69
   Diluted net income (loss) per
    share                                   1.60            .06           (2.92)            2.14            2.69
   Dividends per common share                  -            .21            1.26             1.25            1.34
   Dividends per preferred share            1.00           1.00            1.00             1.00            1.00

Balance Sheet

   Working capital (deficit)          $    3,393     $    3,371      $   (8,722)      $     (973)     $   (1,355)
   Property, plant and equipment, net    164,505        181,621         105,005           94,331          88,549
   Total assets                          197,767        212,774         139,091          131,603         122,792
   Long-term debt                         79,387        109,357          40,381           34,986          29,461
   Long-term contract settlement
    obligation                                                                                             2,512
   Deferred revenue and other              1,037          1,066           1,050            1,180           1,533
   Minority interest in affiliates             -            582           2,788            3,258           3,336
   Stockholders' equity                   89,261         75,387          62,632           69,064          64,215


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

Liquidity and Capital Resources

Cash Flow

Hallwood generated $35,527,000 of cash flow from operating activities during 2000.

   The other primary cash inflows were:

   o  Proceeds from the sale of property of $21,698,000 and,

   o  Proceeds from long-term debt of $7,000,000,

   Cash was used primarily for:

   o  Payments of long-term debt of $37,200,000;

   o  Additions to property, exploration and development costs of $25,807,000;

   o  Purchase of preferred and common stock of $5,123,000 and,

   o Dividends to shareholders of $2,271,000.

When combined with miscellaneous other cash activity during the year, the result was a decrease of $6,146,000 in Hallwood's cash and cash equivalents from $10,480,000 at December 31, 1999 to $4,334,000 at December 31, 2000.

Property Purchases, Sales and Capital Budget

In 2000, Hallwood incurred $25,807,000 in direct property additions, development, exploitation, and exploration costs. The costs were comprised of $9,320,000 for property acquisitions and approximately $16,487,000 for domestic exploration and development. Hallwood also issued 417,406 shares of its common stock valued at $3,315,000 as part of a property acquisition completed in the third quarter. Hallwood's 2000 capital program led to the replacement, including revisions to prior year reserves, of 329% of 2000 production using year-end prices of $27.00 per bbl and $9.25 per mcf. Sales of reserves in place in 2000, which were approximately 176% of 2000 production, are excluded from the replacement calculation.

Property Sales

During 2000, Hallwood received approximately $21,698,000 for the sale of approximately 500 non-strategic wells located in the Keystone, Merkle, and Weesatche areas of Texas, and various oil and gas wells in Oklahoma, North Dakota, Montana, and Kansas. The proceeds from these sales were all credited against oil and gas properties without gain or loss recognition. The wells sold represented approximately 35% of Hallwood's total well count as of the beginning of the year, approximately 16% of Hallwood's reserve value, and approximately 11% of its operating cash flow based on five year average reserve pricing. The completion of Hallwood's 2000 sales effort has enabled Hallwood to reduce its level of debt, and to focus on its core areas of Colorado, New Mexico, Texas and Louisiana.

Regional Area Descriptions and 2000 Capital Budget

In the Gulf Coast Region, Hallwood acquired interests in 34 producing wells, five service wells and 69 inactive wells in five fields located in Chambers, San Patricio and Frio Counties in Texas and St. James and Assumption Parishes in Louisiana, as well as approximately 7,000 acres of undeveloped leasehold and 3-D seismic data. Total consideration included approximately $3.875 million in cash and Hallwood stock valued at approximately $3.3 million. In the Yoakum Gorge area, Hallwood participated with four different operators in the drilling or recompletion of nine wells. Hallwood's exploration and development expenditures in the Yoakum Gorge area have totaled approximately $3,524,000 for the year 2000. During the third quarter of 2000, Hallwood purchased land and 3-D seismic in the area for approximately $1,975,000. Hallwood's drilling and leasehold acquisition costs during 2000 totaled approximately $1,375,000 for the drilling of a 16,500-foot nonoperated discovery well in the Upper Wilcox. In the Scott field, Hallwood successfully drilled a 13,600-foot Bol Mex 3 well for approximately $1,634,000. In 2000, Hallwood's costs associated with completing two wells, and for various gas gathering, gas treating, and produced water-handling facilities in the Bell prospect totaled approximately $930,000.

In the Greater Permian Region, Hallwood spent approximately $364,000 for one recompletion and for costs associated with producing wells. Hallwood also incurred approximately $161,000 for drilling costs on a horizontal well currently being evaluated. In the Spraberry area, Hallwood successfully drilled and completed three wells in the fourth quarter, completed an additional well in the first quarter, and has started drilling a fifth well in the area. Total costs on the projects during 2000 were approximately $2,080,000.

Hallwood incurred approximately $987,000 in the Colorado Western Slope area to drill two wells, workover two wells and perform maintenance work on several others. During the fourth quarter of 2000, Hallwood completed two infill recompletions as part of the Colorado San Juan Basin infill drilling program. A third well was completed during the first quarter of 2001, and a fourth well has begun drilling. Total costs for these projects during 2000 were approximately $482,000. Hallwood also incurred approximately $860,000 for maintenance, gas gathering systems, a sidetrack, interest acquisitions and miscellaneous projects in the area.

See Item 2 - Properties, for further discussion of Hallwood's exploration and development projects.

Recent Developments

Hallwood has engaged Petrie Parkman & Co. to assist the Company in identifying, considering and evaluating various strategic options and alternatives. Hallwood expects to consider a number of different alternatives, including strategic alliances, property and/or company acquisitions, a merger or sale of the Company, sale of all or part of the Company's properties, restructuring and continuing to exploit its inventory of drilling prospects. There is no assurance that any transaction will be entered into or completed.

Dividends

On December 19, 2000, Hallwood declared a quarterly dividend of $.25 per Series A Cumulative Preferred share, which was paid on February 15, 2001 to shareholders of record on December 31, 2000. This amount was accrued as of the year-end.

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

On May 5, 2000, the Company repurchased a block of 360,000 shares of common stock at $5.00 per share. These shares are held as treasury shares by the Company.

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

Stock Option Plans

On June 9, 1999, the Compensation Committee of Hallwood granted options to purchase 600,000 shares of common stock at an exercise price of $7.00 per share which was equal to the fair market value on the date of grant. On November 22, 1999, Hallwood granted an additional 61,500 options to purchase common stock at an exercise price of $7.00 per share which was greater than the fair market value of the common stock on the date of the grant. The options expire on June 9, 2006, unless sooner terminated pursuant to the provisions of the plan. One-third of the options vested on the grant date, one-third vested on June 8, 2000 and the remaining one-third will vest on June 8, 2001. During the year 2000, 27,000 of these options expired and 54,000 of these options were cancelled.

On January 28, 2000, the Compensation Committee of Hallwood granted options to purchase 238,500 shares of common stock at an exercise price of $4.625 per share which was equal to the fair market value of the common stock on the date of grant. The options expire on January 28, 2007, unless sooner terminated pursuant to the provisions of the plan. One-third of the options vested on the grant date, one-third vested on January 28, 2001 and the remaining one-third will vest on January 28, 2002. During the year 2000, 6,533 of these options were exercised, 19,600 of these options expired and 3,267 of these options were cancelled.

On January 31, 2001, the Compensation Committee of Hallwood granted options to purchase 398,867 shares of common stock at an exercise price of $9.875 per share which was equal to the fair market value of the Common Stock on the date of grant. The options expire on January 31, 2008, unless sooner terminated pursuant to the provisions of the plan. One-third of the options vested on the grant date and the remainder vest one-third on January 31, 2002 and one-third on January 31, 2003.

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

Financing

On June 8, 1999, Hallwood and its lenders entered into an Amended and Restated Credit Agreement (as amended, the "Credit Agreement") to extend the term date of its line of credit to May 31, 2002. The lenders were Morgan Guaranty Trust Company, First Union National Bank and Bank of America. Effective June 30, 2000, Wells Fargo Bank replaced Bank of America as one of Hallwood's lenders under its Credit Agreement. Effective June 30, 2000, Hallwood's Credit Agreement was amended to set Hallwood's borrowing base at $70,000,000. Subsequent to December 31, 2000, Hallwood borrowed an additional $6,000,000 under its Credit Agreement, therefore, Hallwood's unused borrowing base was $8,000,000 as of March 1, 2001.

Borrowings against the Credit Agreement bear interest at the lower of the Certificate of Deposit rate plus from 1.375% to 2.125%, prime plus 1/2% plus from .25% to 1% or the Euro-Dollar rate plus from 1.25% to 2.0%. The weighted average interest rate was 8.6% at December 31, 2000. Interest is payable monthly. Quarterly principal payments of $8,857,000 are scheduled to commence May 31, 2002.

The borrowing base for the Credit Agreement is typically redetermined semiannually, although the lenders have the right to make a redetermination at anytime. The Credit Agreement is secured by a first lien on approximately 80% in value of Hallwood's oil and gas properties. Additionally, aggregate dividends paid and stock repurchased by Hallwood in any 12 month period are limited to 50% of cash flow from operations before working capital changes and distributions received from affiliates, if the principal amount of debt of Hallwood is 50% or more of the borrowing base. Aggregate dividends paid and stock repurchased by Hallwood are limited to 65% of cash flow from operations before working capital changes and distributions received from affiliates, if the principal amount of debt is less than 50% of the borrowing base.

At the time of the Consolidation, HCRC had $25,000,000 of 10.32% Senior Subordinated Notes ("Subordinated Notes") due December 23, 2007 and warrants to purchase common stock which were held by The Prudential Insurance Company of America ("Prudential"). On June 8, 1999, the Amended and Restated Subordinated Note and Warrant Purchase Agreement (the "Note Agreement") was amended to issue warrants to Prudential to purchase 309,278 shares of Hallwood's Common Stock at an exercise price of $7.00 per share. The terms of the Note Agreement were further amended on June 30, 2000 to exclude certain hedging transactions of the subsidiaries of Hallwood from the calculation of indebtedness. In connection with this amendment, the Company received a written waiver under the Credit
Agreement of the restriction on amendments to the Note Agreement. The Subordinated Notes bear interest at the rate of 10.32% per annum on the unpaid balance, payable quarterly. Annual principal payments of $5,000,000 are due December 23, 2003 through December 23, 2007.

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

All contracts are interest rate swaps with fixed rates. As of December 31, 2000 and as of March 1, 2001, Hallwood was a party to eight contracts with three different counterparties.

The following table provides a summary of Hallwood's financial contracts.

                                                                    Average
                                             Amount of              Contract
               Period                       Debt Hedged            Floor Rate

               2001                         $36,000,000                5.23%
               2002                          37,500,000                5.23
               2003                          37,500,000                5.23
               2004                           6,000,000                5.23

Gas Balancing

Hallwood uses the sales method for recording its gas balancing. Under this method, Hallwood recognizes revenue on all of its sales of production, and any over-production or under-production is recovered or repaid at a future date.

As of December 31, 2000, Hallwood had a net over-produced position of 243,000 mcf ($651,000 valued at average prices). The Company believes that this imbalance can be made up from production on existing wells or from wells which will be drilled as offsets to existing wells and that this imbalance will not have a material effect on Hallwood's results of operations, liquidity and capital resources. The reserves disclosed in Item 8 have been decreased by 243,000 mcf in order to reflect Hallwood's gas balancing position.

Recently Issued Accounting Pronouncements

Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, will be required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated as a cash-flow hedge, changes in the fair value of the derivative will be recorded in other comprehensive income and will be recognized in the income statement when the hedged item affects earnings. SFAS 133 defines new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value will be recognized in earnings.

The Company adopted SFAS 133 on January 1, 2001. In connection with the adoption of SFAS 133, all derivatives within the Company were identified pursuant to SFAS 133 requirements. The Company determined that all of its oil and gas commodity swaps and collars, as well as its interest rate swaps should be designated as cash flow hedges. Since the Company's derivatives are designated as cash flow hedges, changes in the fair value of the derivatives will be recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness will be measured based on the relative changes in the fair value between the derivative contract and the hedged item over time. Any changes in fair value resulting from ineffectiveness, as defined by SFAS 133, will be recognized immediately in current earnings.

The adoption of SFAS 133 as of January 1, 2001 resulted in the recognition of a current asset of $163,000, a current liability of $36,228,000, a noncurrent asset of $316,000 and a noncurrent liability of $8,067,000, with a net-of-tax cumulative effect adjustment reducing other comprehensive income by $28,919,000.

The Derivatives Implementation Group continues to address certain implementation issues that may have an impact on the application of this accounting standard. Management of the Company is unable to determine the effects of such issues at this time.

Forward Looking Statements

The information in Item 7. contains forward-looking statements that are based on current expectations, estimates and projections about the oil and gas industry, management's beliefs and assumptions made by management. Words such as "projects," "believes," "expects," "anticipates," "estimates," "plans," "could," variations of such words and similar expressions are intended to identify such forward-looking statements. Please refer to the section entitled "Cautionary Statement Regarding Forward Looking Statements" under Item 1. for a discussion of factors which could affect the outcome of forward looking statements used by the Company.

Inflation and Changing Prices

Prices obtained for oil and gas production depend upon numerous factors that are beyond the control of Hallwood, including the extent of domestic and foreign production, imports of foreign oil, market demand, domestic and worldwide economic and political conditions, storage capacity and government regulations and tax laws. Prices for both oil and gas fluctuated from 1998 through 2000. The following table presents the weighted average prices received per year by Hallwood, and the effects of the hedging transactions discussed below.

                         Oil                       Oil                        Gas                       Gas
                  (excluding effects        (including effects        (excluding effects         (including effects
                      of hedging                of hedging                 of hedging                of hedging
                    transactions)             transactions)              transactions)             transactions)
                    ------------              ------------               ------------              ------------
                      (per bbl)                 (per bbl)                  (per mcf)                 (per mcf)

2000                    $29.12                    $23.64                     $3.44                     $2.68
1999                     18.16                     16.52                      2.06                      1.90
1998                     12.82                     13.65                      1.99                      2.02

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

Hallwood's philosophy is to use derivatives to provide a measure of stability in the volatile price environment of oil and gas, and to furnish an element of predictability in the cash flow of the Company. The Company is authorized to hedge up to 50%, on a total equivalent volume basis, of its oil and gas production for the next two forward years, and 30% for each of the three years thereafter. The Company does not ordinarily intend to hedge more than 65% of any one commodity. In addition, Hallwood will, in most cases, enter into transactions with minimum fixed prices for the production subject to the contracts. This philosophy may be modified as circumstances require.

The financial contracts used by Hallwood to hedge the price of its oil and natural gas production are swaps and collars. Under the swap contracts, Hallwood sells its oil and gas production at spot market prices and receives or makes payments based on the differential between the contract price and a floating price which is based on spot market indices. As of December 31, 2000 and March 1, 2001, Hallwood was a party to 22 financial contracts with three different counterparties.

The following table provides a summary of Hallwood's financial contracts.

                                 Oil

                              Percent of
                              Production               Contract
      Period                    Hedged                Floor Price
      ------                  ----------              -----------
                                                       (per bbl)

     2001                          33%                   $23.14
     2002                           9%                    23.10

                                 Gas

                              Percent of
                              Production               Contract
      Period                    Hedged                Floor Price
      ------                  ----------              -----------
                                                       (per mcf)

     2001                         51%                     $2.24
     2002                         25%                      2.09

Between 9% and 12% of the gas volumes hedged in each year are subject to a collar agreement whereby Hallwood will receive the contract price if the spot price is lower than the contract price, the cap price if the spot price is higher than the cap price, and the spot price if that price is between the contract price and the cap price. The cap prices range from $2.62 per mcf to $2.77 per mcf.

During the first quarter through March 1, 2001, the weighted average oil price (for barrels not hedged) was approximately $28.35 per barrel, and the weighted average price of natural gas (for mcf not hedged) was approximately $6.25 per mcf.

Inflation

Inflation did not have a material impact on Hallwood in 1999 or 1998. However, substantial drilling, completion and operational cost increases were experienced throughout the industry and became evident in the later half of 2000. Hallwood expects to experience continued inflationary pressure for oil field goods and services in the year 2001.

Results of Operations

For accounting purposes, the Consolidation has been treated as a purchase by HEP of the common stock of HCRC and the direct energy interests of Hallwood Group. Accordingly, all information presented for periods prior to June 8, 1999 represents the historical information of HEP because HEP was considered to be the acquiring entity for accounting purposes.

2000 Compared to 1999

The following table is presented to contrast Hallwood's oil and gas price and production for discussion purposes. Significant fluctuations are discussed in the accompanying narrative.

                              2000             1999
                              ----             ----
Gas
  Production (mcf)          22,248,000       18,263,000
  Price (per mcf)                $2.68            $1.90
Oil
  Production (bbl)             682,000          925,000
  Price (per bbl)               $23.64           $16.52

Gas Revenue

Gas revenue increased $24,888,000 during 2000 compared with 1999. The increase is comprised of an increase in gas production from 18,263,000 mcf during 1999 to 22,248,000 mcf during 2000, and an increase in the average gas price from $1.90 per mcf in 1999 to $2.68 per mcf in 2000. The increase in production is primarily due to the Consolidation which caused a 4,134,000 mcf increase in gas production, partially offset by a decrease in production due to property sales during the first and second quarters of 2000.

The effect of Hallwood's hedging transactions as described under "Inflation and Changing Prices" was to decrease Hallwood's average gas price from $3.44 per mcf to $2.68 per mcf, representing a $16,908,000 decrease in gas revenues for 2000.

Oil Revenue

Oil revenue increased $844,000 during 2000 compared with 1999. The increase is comprised of an increase in the average oil price from $16.52 per barrel in 1999 to $23.64 per barrel in 2000, partially offset by a decrease in production, from 925,000 barrels in 1999 to 682,000 barrels in 2000. The decrease in production is primarily due to the property sales discussed above, partially offset by an increase in production of 144,000 barrels due to the Consolidation.

The effect of Hallwood's hedging transactions was to decrease Hallwood's average oil price from $29.12 per barrel to $23.64 per barrel, resulting in a $3,737,000 decrease in oil revenue for 2000.

Pipeline and Other

Pipeline and other revenue consists primarily of facilities income from two gathering systems located in New Mexico, revenues derived from salt water disposal and Section 29 tax credit incentive payments related to certain wells in San Juan County, New Mexico and LaPlata County, Colorado. Pipeline facilities and other revenue increased $505,000 during 2000 compared with 1999 primarily due to additional revenue from the Consolidation.

Interest Income

The increase in interest income of $162,000 during 2000 compared with 1999 resulted primarily from a higher average cash balance during 2000.

Production Operating Expense

Production operating expense increased $3,854,000 during 2000 compared with 1999. The increase is comprised of a $3,700,000 increase due to the Consolidation and increased production taxes resulting from the higher oil and gas prices discussed above, partially offset by decreased operating expenses resulting from the property sales during 2000.

Facilities Operating Expense

Facilities operating expense represents operating expenses associated with various smaller gathering systems operated by Hallwood. The decrease in facilities operating expense of $136,000 is primarily due to decreased maintenance activity during 2000 compared with 1999.

General and Administrative Expense

General and administrative expense includes costs incurred for direct administrative services such as legal, audit and reserve reports, as well as allocated internal overhead incurred by the operating company on behalf of Hallwood. These expenses increased $4,288,000 during 2000 compared with 1999 primarily due to an increase in incentive based compensation expense during 2000 and increased expenses due to the Consolidation.

Depreciation, Depletion and Amortization Expense

Depreciation, depletion and amortization expense increased $2,822,000 during 2000 compared with 1999. The increase is due to as higher capitalized costs during 2000 primarily due to the Consolidation.

Interest Expense

Interest expense increased $1,783,000 during 2000 as compared with 1999. The increase is primarily due to higher interest rates during 2000.

Equity in Loss of HCRC

Equity in loss of HCRC represents Hallwood's share of its equity investment in HCRC prior to the Consolidation. This loss decreased to zero during 2000, compared with 1999, as a result of the Consolidation. The 1999 balance represents activity until June 8, 1999.

Minority Interest in Net Income of Affiliates

Minority interest in net income of affiliates represents unaffiliated partners' interest in the net income of the May Partnerships. The decrease of $202,000 during 2000 compared with 1999 is primarily due to the liquidation of the remaining three May Partnerships in April 2000.

Litigation

Litigation expense during 2000 is comprised primarily of the costs related to the settlement of the employment litigation described in Note 14 of the accompanying financial statements and costs related to the settlement of a pipeline imbalance from prior years. These expenses were partially offset by insurance proceeds which reimbursed a portion of the costs paid to settle the lawsuits assumed by Hallwood in connection with the Consolidation as described in Note 14 of the accompanying financial statements. Litigation income during 1999 represents insurance proceeds received by Hallwood which reimbursed costs previously paid in connection with a property related claim, partially offset by costs accrued for the settlement of a take-or-pay related claim.

Provision (Benefit) for Income Taxes

The current benefit for income taxes during 2000 is comprised of a provision for federal income taxes and a benefit for state income taxes. The net benefit was the result of a $6,471,000 reduction in the valuation allowance primarily due to an $8,971,000 increase in taxable temporary differences during 2000 and the effect of partially removing the valuation allowance to result in a $680,000 net deferred tax asset, the Company's estimated realizable portion of net deferred tax assets. The effective tax rate during 2000 is lower than the statutory rate primarily because of the use of net operating loss carryforwards and the reduction in the valuation allowance. The effective tax rate during 1999 is lower than the statutory rate primarily because of the use of net operating loss carryforwards.

1999 Compared to 1998

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

The effect of Hallwood's hedging transactions was to decrease Hallwood's average gas price from $2.06 per mcf to $1.90 per mcf, representing a $2,922,000 decrease in gas revenues for 1999.

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

The effect of Hallwood's hedging transactions was to decrease Hallwood's average oil price from $18.16 per barrel to $16.52 per barrel, resulting in a $1,517,000 decrease in oil revenue for 1999.

Pipeline and Other

Pipeline facilities and other revenue increased $2,434,000 during 1999 compared with 1998. The increase is comprised of a $1,716,000 increase due to the Consolidation and a $718,000 increase primarily due to an increase in Section 29 tax credit incentive payment income resulting from Hallwood's acquisition of a volumetric production payment during May 1998.

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

General and Administrative Expense

General and administrative expense increased $2,350,000 during 1999 compared with 1998 primarily due to the Consolidation.

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

Equity in Loss of HCRC

Hallwood's equity in loss of HCRC during 1998 represents twelve months of activity whereas the 1999 balance represents activity until June 8, 1999. Additionally, the 1998 balance includes Hallwood's share of the property impairments recorded by HCRC.

Minority Interest in Net Income of Affiliates

The decrease in the minority interest in net income of affiliates of $647,000 during 1999 compared with 1998 is primarily due to the liquidation of three of the six May Partnerships on March 31, 1999.

Litigation

Litigation income during 1999 represents insurance proceeds received by Hallwood which reimbursed costs previously paid in connection with a property related claim partially offset by costs accrued for the settlement of a take-or-pay related claim. Litigation expense during 1998 includes the settlement of the Ellender lawsuit described in Note 14 of the accompanying financial statements, and the costs related to the Arcadia arbitration described in Note 13 of the accompanying financial statements.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rate Risks (non trading) - Hallwood uses both fixed and variable rate debt to partially finance operations and capital expenditures. As of December 31, 2000, Hallwood's debt consists of $56,000,000 in borrowings under its Credit Agreement which bears interest at a variable rate, and $25,000,000 in borrowings under its 10.32% Senior Subordinated Notes which bear interest at a fixed rate. Hallwood hedges a portion of the risk associated with this variable rate debt through derivative instruments, which consist of interest rate swaps and collars. Under the swap contracts, Hallwood makes interest payments on its Credit Agreement as scheduled and receives or makes payments based on the differential between the fixed rate of the swap and a floating rate plus a defined differential. These instruments reduce Hallwood's exposure to increases in interest rates on the hedged portion of its debt by enabling it to effectively pay a fixed rate of interest or a rate which only fluctuates within a predetermined ceiling and floor. A hypothetical increase in interest rates of two percentage points would cause a loss in income and cash flows of $1,120,000 during 2001, assuming that outstanding borrowings under the Credit Agreement remain at current levels. This loss in income and cash flows would be offset by a $720,000 increase in income and cash flows associated with the interest rate swap and collar agreements that are in effect for 2001.

A hypothetical decrease in interest rates of two percentage points would cause an increase in the fair market value of $1,696,000 in Hallwood's Senior Subordinated Notes from their fair value at December 31, 2000.

Commodity Price Risk (non trading) - Hallwood hedges a portion of the price risk associated with the sale of its oil and natural gas production through the use of derivative commodity instruments, which consist of swaps and collars. These instruments reduce Hallwood's exposure to decreases in oil and natural gas prices on the hedged portion of its production by enabling it to effectively receive a fixed price on its oil and gas sales or a price that only fluctuates between a predetermined floor and ceiling. As of December 31, 2000, Hallwood has entered into derivative commodity hedges covering an aggregate of 358,000 barrels of oil and 15,929,000 mcf of gas that extend through 2002. Under these contracts, Hallwood sells its oil and natural gas production at spot market prices and receives or makes payments based on the differential between the contract price and a floating price which is based on spot market indices. The amount received or paid upon settlement of these contracts is recognized as oil or natural gas revenues at the time the hedged volumes are sold. A hypothetical decrease in oil and natural gas prices of 10% from the prices in effect as of December 31, 2000 would cause a loss in income and cash flows of $20,380,000 during 2001, assuming that oil and gas production remain at 2000 levels. This loss in income and cash flows would be offset by a $9,976,000 increase in income and cash flows associated with the oil and natural gas derivative contracts that are in effect for 2001.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                      Page No.

FINANCIAL STATEMENTS:

Independent Auditors' Report                                                29

Consolidated Balance Sheets at December 31, 2000 and 1999                30-31

Consolidated Statements of Operations for the years ended
   December 31, 2000, 1999 and 1998                                         32

Consolidated Statements of Stockholders' Equity for the years
   ended December 31, 2000, 1999 and 1998                                   33

Consolidated Statements of Cash Flows for the years ended
   December 31, 2000, 1999 and 1998                                         34

Notes to Consolidated Financial Statements                               35-54

SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION (UNAUDITED)                 55-58

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders of Hallwood Energy Corporation:

We have audited the consolidated financial statements of Hallwood Energy Corporation as of December 31, 2000 and 1999 and for each of the three years in the period ended December 31, 2000, listed in the index at Item 8. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hallwood Energy Corporation at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Denver, Colorado
March 1, 2001



                           HALLWOOD ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                   December 31,
                                                                          2000                      1999

CURRENT ASSETS

   Cash and cash equivalents                                          $    4,334                  $  10,480
   Accounts receivable:
     Oil and gas revenues                                                 20,618                     12,442
     Trade                                                                 3,911                      4,918
   Due from affiliates                                                       685                        704
   Prepaid expenses and other current assets                               1,927                      1,209
                                                                       ---------                  ---------
       Total                                                              31,475                     29,753
                                                                        --------                   --------

PROPERTY,  PLANT  AND  EQUIPMENT,  at cost
Oil and gas  properties  (full  cost method):
     Proved mineral interests                                            765,262                    758,473
     Unproved mineral interests                                            6,557                      6,543
   Furniture, fixtures and other                                           1,249                      1,941
                                                                       ---------                  ---------
       Total                                                             773,068                    766,957

   Less accumulated depreciation, depletion,
    amortization and property impairment                                (608,563)                  (585,336)
                                                                         --------                  ---------
       Total                                                             164,505                    181,621
                                                                         -------                    -------

OTHER ASSETS
   Deferred tax asset                                                        680
   Deferred expenses and other assets                                      1,107                      1,400
                                                                       ---------                  ---------
       Total                                                               1,787                      1,400
                                                                       ---------                  ---------

TOTAL ASSETS                                                            $197,767                   $212,774
                                                                         =======                    =======




















                        (Continued on the following page)


                           HALLWOOD ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                          (In thousands, except shares)


                                                                                        December 31,
                                                                                        ------------
                                                                               2000                       1999
                                                                              ------                     -----
CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                  $  28,082                 $  26,382
                                                                              --------                  --------

NONCURRENT LIABILITIES
   Long-term debt                                                               79,387                   109,357
   Deferred revenue and other                                                    1,037                     1,066
                                                                             ---------                 ---------
       Total                                                                    80,424                   110,423
                                                                              --------                   -------

         Total liabilities                                                     108,506                   136,805
                                                                               -------                   -------

MINORITY INTEREST IN AFFILIATES                                                                              582
                                                                        --------------                ----------

COMMITMENTS AND CONTINGENCIES (NOTE 15)

STOCKHOLDERS' EQUITY

   Series A Cumulative Preferred Stock;  5,000,000 shares
     authorized; 2,263,573 shares issued and outstanding in 2000
     and 2,334,165 shares issued and outstanding in 1999                         20,873                    21,368
   Common Stock par value $.01 per share; 25,000,000 shares
     authorized; 10,423,693 shares issued and 9,659,239 shares
     outstanding in 2000 and 9,999,754 shares issued and
     outstanding in 1999                                                            104                       100
   Additional paid-in capital                                                    70,085                    67,883
   Retained earnings (accumulated deficit)                                        2,809                   (13,982)
   Less cost of treasury stock of 764,454 common shares in 2000                  (4,610)
                                                                              ---------                    -------
         Stockholders' equity - net                                              89,261                    75,387
                                                                               --------                  --------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $197,767                  $212,774
                                                                                =======                   =======



















               The accompanying notes are an integral part of the
                       consolidated financial statements.



                           HALLWOOD ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)


                                                                          For the Year Ended December 31,
                                                                          -------------------------------
                                                                      2000             1999              1998
                                                                     ------           ------            -----

REVENUES:

  Gas revenue                                                      $  59,627        $  34,739         $  28,366
  Oil revenue                                                         16,124           15,280            10,741
  Pipeline, facilities and other                                       7,009            6,504             4,070
  Interest                                                               520              358               409
                                                                  ----------      -----------       -----------
                                                                      83,280           56,881            43,586
                                                                    --------         --------          --------

EXPENSES:

  Production operating                                                20,954           17,100            12,175
  Facilities operating                                                   490              626               498
  General and administrative                                          11,683            7,395             5,045
  Depreciation, depletion and amortization                            23,849           21,027            15,720
  Impairment of oil and gas properties                                                                   14,000
  Interest                                                             8,598            6,815             2,797
                                                                   ---------        ---------         ---------
                                                                      65,574           52,963            50,235
                                                                    --------         --------          --------

OTHER INCOME (EXPENSES):

  Equity in loss of HCRC                                                                 (419)           (4,888)
  Minority interest in net income of affiliates                          (127)           (329)             (976)
  Litigation                                                             (493)             48            (1,382)
                                                                   ----------     -----------          --------
                                                                         (620)           (700)           (7,246)
                                                                   ----------      ----------          --------

INCOME (LOSS) BEFORE INCOME TAXES                                     17,086            3,218           (13,895)

PROVISION (BENEFIT) FOR INCOME TAXES:

  Current                                                                (157)            338
  Deferred                                                               (680)
                                                                   ----------     --------------         --------
                                                                         (837)            338
                                                                   ----------     -----------            --------

NET INCOME (LOSS)                                                     17,923            2,880           (13,895)

PREFERRED DIVIDENDS                                                    2,271            2,368             2,464
                                                                   ---------        ---------         ---------

NET INCOME (LOSS) ATTRIBUTABLE TO
  COMMON SHAREHOLDERS                                            $    15,652      $       512       $   (16,359)
                                                                  ==========        =========        ===========
     NET INCOME (LOSS) PER SHARE - BASIC                         $      1.61      $       .06       $     (2.92)
                                                                  ==========       ==========        ==========

     NET INCOME (LOSS) PER SHARE - DILUTED                       $      1.60      $       .06       $     (2.92)
                                                                  ==========       ==========        ==========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  BASIC                                                                9,695            8,083             5,600
                                                                   =========        =========          ========
  DILUTED                                                              9,772            8,083             5,600
                                                                   =========        =========          ========

PRO FORMA INFORMATION ASSUMING PROVISION FOR
 INCOME TAXES APPLIED RETROACTIVELY (NOTE 1)

     Income (loss) before income taxes                                             $  3,218            $ (13,895)

     Provision for income taxes
                                                                                   ---------          -----------
     Net income (loss)                                                             $  3,218           $ (13,895)
                                                                                   =========           ========

     Net income (loss) attributable to common shareholders                         $    850           $ (16,359)
                                                                                   ========            ========

     Net income (loss) per share - basic                                             $  .11           $  (2.92)
                                                                                      =====            =========

     Net income (loss) per share - diluted                                           $  .11           $  (2.92)
                                                                                      =====             =======


               The accompanying notes are an integral part of the
                       consolidated financial statements.



                           HALLWOOD ENERGY CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)

                                       Series A
                                      Cumulative         Common     Additional     Retained Earnings        Treasury
                                     Preferred Stock     Stock    Paid-in-Capital  Accumulated Deficit)       Stock          Total
                                     --------------    ---------  --------------- --------------------      -------      --------

Balance, December 31, 1997               $  4,868      $    56     $ 67,107              $ (2,967)                      $  69,064
  Issuance of preferred stock,
    net of syndication costs               16,518                                                                          16,518
  Capital contribution                                                  171                                                   171
  Exercise of stock options                                             199                                                   199
  Dividends                                                          (9,495)                                               (9,495)
  Net loss                                                                                (13,895)                        (13,895)
  Other                                                                  70                                                    70
                                     ------------     --------    -----------        ------------                      ----------
Balance, December 31, 1998                 21,386           56       58,052               (16,862)                         62,632
  Issuance of common stock in the
    Consolidation                                           44       13,892                                                13,936
  Dividends                                                           (4,061)                                              (4,061)
  Net income                                                                                2,880                           2,880
                                     ------------     --------    -------------          --------                       ---------
Balance, December 31, 1999                 21,386          100       67,883               (13,982)                         75,387
  Issuance of common stock for
   property acquisition                                      4        3,311                                                 3,315
  Dividends                                                           (1,139)              (1,132)                         (2,271)
  Repurchase of common shares                                                                             $  (4,610)       (4,610)
  Repurchase of preferred shares             (513)                                                                           (513)
  Exercise of stock options                                              30                                                    30
  Net income                                                                               17,923                          17,923
                                     ------------     --------    -------------           -------       ----------      ---------
Balance, December 31, 2000               $ 20,873      $   104     $ 70,085             $   2,809         $  (4,610)    $  89,261
                                          =======       ======      =======              ========          ========      ========





               The accompanying notes are an integral part of the
                       consolidated financial statements.


                           HALLWOOD ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                               For the Year Ended December 31,
                                                                             ---------------------------------
                                                                       2000                 1999                 1998
                                                                      ------               ------               -----

OPERATING ACTIVITIES:

  Net income (loss)                                                   $17,923           $    2,880           $ (13,895)
  Adjustments to reconcile net income (loss) to net
       Depreciation, depletion and amortization                        23,849               21,027               15,720
       Impairment of oil and gas properties                                                                      14,000
       Depreciation charged to affiliates                                 200                  220                  249
       Amortization of deferred loan costs and debt discount              450                  282                   82
       Minority interest in net income of affiliates                      127                  329                  976
       Recoupment of take-or-pay liability                               (52)                (416)                (130)
       Deferred tax benefit                                             (680)
       Equity in loss of HCRC                                                                  419                4,888
       Undistributed earnings of affiliates                                                (1,177)              (1,319)
       Gain on asset disposals                                                                                    (188)
         Noncash interest expense                                                                                    15

  Changes in operating assets and liabilities provided
       Oil and gas revenues receivable                                (8,647)              (2,642)                2,861
       Trade receivables                                                1,007                (529)                1,029
       Due from affiliates                                                246              (3,992)                (362)
       Prepaid expenses and other current assets                        (718)                  385                (247)
       Deferred expenses and other assets                                  73                  193                (408)
       Accounts payable and accrued liabilities                         1,749                1,259                3,006
                                                                   ----------            ---------            ---------
         Net cash provided by operating activities                     35,527               18,238               26,277
                                                                     --------             --------             --------

INVESTING ACTIVITIES:

  Additions to property, plant and equipment                          (9,320)             (11,093)             (28,756)
  Exploration and development costs incurred                         (16,487)             (13,069)             (12,180)
  Costs incurred in connection with the Consolidation                                      (2,933)
  Proceeds from sales of property, plant and equipment                 21,698                  388                  454
  Distributions received from affiliate                                                      1,833                1,583
  Investment in affiliates                                                                                         (20)
                                                                --------------       --------------       ------------
         Net cash used in investing activities                        (4,109)             (24,874)             (38,919)
                                                                   ---------             --------             --------

FINANCING ACTIVITIES:

  Payments of long-term debt                                         (37,200)              (3,000)             (18,286)
  Proceeds from long-term debt                                          7,000               13,000               33,000
  Dividends paid                                                      (2,271)              (4,061)              (9,495)
  Purchase of common shares held in treasury                          (4,610)
  Purchase and cancellation of preferred shares                         (513)
  Exercise of options                                                      30                                       199
  Proceeds from equity offering, net
    of syndication costs                                                                                         16,518
  Distributions paid by consolidated affiliates
    to minority interest                                                                       (429)            (1,446)
  Payment of contract settlement                                                                                (2,767)
  Capital contribution                                                                                              171
  Debt issuance costs                                                                        (268)
                                                                --------------          ---------               --------
         Net cash provided by (used in) financing activities         (37,564)                5,242               17,894
                                                                    --------             ---------             --------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                         (6,146)               (1,394)               5,252

CASH AND CASH EQUIVALENTS:
  BEGINNING OF YEAR                                                    10,480               11,874                6,622
                                                                     --------             --------            ---------
  END OF YEAR                                                      $    4,334            $  10,480            $  11,874
                                                                    =========             ========             ========

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

                                                                For the Year Ended December 31,

                                                     1999                                              1998
                                 --------------------------------------------      ------------------------
                                     As           Acquired                             As           Acquired
                                  Reported       Interests         Pro Forma        Reported        Interests        Pro Forma
                                  --------       ----------        ---------        --------        ---------        ---------
                                                             (In thousands, except per share data)

Revenues                          $56,881          $11,874          $68,755         $43,586          $25,181          $68,767
Net income (loss)                   2,880           (1,163)           1,717        (13,895)          (21,597)        (35,492)
Net income (loss)
   attributable to
   common shareholders                512           (1,163)           (651)         (16,359)         (21,597)        (37,956)
Net income (loss)
   Per share - basic            $     .06                       $     (.07)      $    (2.92)                       $    (3.80)
                                  =======                           =======        =========                         =========
Net income (loss)
   Per share - diluted          $     .06                        $     (.07)     $    (2.92)                       $    (3.80)
                                 ========                         =========       =========                         =========

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

Pro Forma Information

The pro forma information included in the statements of operations has been presented to reflect the provision for income taxes, using statutory rates, as though the Company had been a taxable corporation during 1999 and 1998. Because of the Company's net operating loss carryforwards, it is assumed that the Company would have had a full valuation allowance. Accordingly, no provision or benefit for income taxes has been recorded in 1999 or 1998 on a pro forma basis.

Derivatives

As of December 31, 2000, Hallwood was a party to 22 financial contracts to hedge the price of its oil and natural gas. The purpose of the hedges is to protect against price decreases and to provide a measure of stability in the volatile environment of oil and natural gas spot pricing. The amounts received or paid upon settlement of these contracts are recognized as oil or gas revenue at the time the hedged volumes are sold.

As of December 31, 2000, Hallwood was a party to eight financial contracts to hedge the interest payments under its Credit Agreement. The purpose of the hedges is to protect against the variability of the interest rates under its Credit Agreement which has a floating interest rate. The amounts received or paid upon settlement of these transactions are recognized as interest expense at the time the interest payments are due.

Gas Balancing

Hallwood uses the sales method for recording its gas balancing. Under this method, Hallwood recognizes revenue on all of its sales of production, and any over-production or under-production is recovered at a future date.

As of December 31, 2000, Hallwood had a net over-produced position of 243,000 mcf ($651,000 valued at average prices). The Company believes that this imbalance can be made up with production on existing wells or from wells which will be drilled as offsets to existing wells and that this imbalance will not have a material effect on Hallwood's results of operations, liquidity and capital resources. Hallwood's oil and gas reserves as of December 31, 2000 have been decreased by 243,000 mcf in order to reflect Hallwood's gas balancing position.

Property, Plant and Equipment

Hallwood follows the full cost method of accounting whereby all costs related to the acquisition and development of oil and gas properties are capitalized in a single cost center ("full cost pool") and are amortized over the productive life of the underlying proved reserves using the units of production method. Proceeds from property sales are generally credited to the full cost pool.

Capitalized costs of oil and gas properties may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves plus the cost, or estimated fair market value, if lower, of unproved properties. Should capitalized costs exceed this ceiling, an impairment is recognized. The present value of estimated future net revenues is computed by applying current prices of oil and gas to estimated future production of proved oil and gas reserves as of year-end, less estimated future expenditures to be incurred in developing and producing the proved reserves assuming continuation of existing economic conditions. During the second, third and fourth quarters of 1998, using oil and gas prices of $13.00 per barrel of oil and $2.00 per mcf of gas, $12.80 per barrel of oil and $1.90 per mcf of gas and $10.00 per barrel of oil and $1.90 per mcf of gas, respectively, Hallwood recorded oil and gas property impairments totaling $14,000,000. Hallwood did not record any property impairments during 2000 or 1999.

Hallwood does not accrue costs for future site restoration, dismantlement and abandonment costs related to proved oil and gas properties because the Company estimates that such costs will be offset by the salvage value of the equipment sold upon abandonment of such properties. The Company's estimates are based upon its historical experience and upon review of current properties and restoration obligations.

Unproved properties are withheld from the amortization base until such time as they are either developed or abandoned. The properties are evaluated periodically for impairment. Long-lived assets, other than oil and gas properties which are evaluated for impairment as described above, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. To date, Hallwood has not recognized any impairment losses on long-lived assets other than oil and gas properties.

Dividends

On December 19, 2000, Hallwood declared a quarterly dividend of $.25 per Series A Cumulative Preferred share, which was paid on February 15, 2001 to shareholders of record on December 31, 2000. This amount was accrued as of year-end.

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

Computation of Net Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income (loss) attributable to the common shareholders by the weighted average number of common shares outstanding during the periods. Diluted income per common share includes the potential dilution that could occur upon exercise of the options or warrants to acquire common stock computed using the treasury stock method which assumes that the increase in the number of shares is reduced by the number of shares which could have been repurchased by the Company with the proceeds from the exercise of the options or warrants (which were assumed to have been made at the average market price of the common shares during the reporting period). The warrants described in Note 6 have been ignored in the computation of diluted net income (loss) per share in all periods and the stock options granted during 1999 described in Note 9 have been ignored in the computation of diluted income
(loss) per share in all periods because their inclusion would be anti-dilutive.

The following table reconciles the number of shares outstanding used in the calculation of basic and diluted income (loss) per share.

                                                     Income
                                                   (Loss) to
                                                    Common
                                                  Shareholders        Shares          Per Share
                                                  ------------        ------          ---------
                                                 (In thousands except per Share data)

For the Year Ended December 31, 2000

   Net income per share - basic                       $ 15,652          9,695           $  1.61
                                                                                         ======
   Effect of options                                                       77
                                                 -------------       --------
   Net income per share - diluted                     $ 15,652          9,772           $  1.60
                                                       =======         ======            ======

For the Year Ended December 31, 1999

   Net income per share - basic                    $       512          8,083           $   .06
                                                    ----------         ------            ======
   Net income per share - diluted                  $       512          8,083           $   .06
                                                    ==========         ======            ======

For the Year Ended December 31, 1998

   Net loss per share - basic                        $(16,359)          5,600            $(2.92)
                                                       ------           -----             =====
   Net loss per share - diluted                      $(16,359)          5,600            $(2.92)
                                                       ======           =====             =====

Stock Based Compensation

The Company accounts for stock-based compensation using the intrinsic method of accounting. Under this method, compensation cost, if any, is measured as the excess of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. Pro forma disclosures utilizing the fair value accounting method are included in Note 10 to the consolidated financial statements.

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

Significant Customers

Although the Company sells the majority of its oil and gas production to a few purchasers, there are numerous other purchasers in the area in which Hallwood sells its production; therefore, the loss of its significant customers would not adversely affect Hallwood's operations. For the years ended December 31, 2000, 1999 and 1998, purchases by the following companies exceeded 10% of the total oil and gas revenues of the Company:

                                     2000             1999              1998
                                     ----             ----              ----

El Paso Field Services Company       18%               14%              11%
Plains All American Inc.             15%               14%
Conoco Inc.                          14%               19%              23%

Environmental Concerns

Hallwood is continually taking actions it believes are necessary in its operations to ensure conformity with applicable federal, state and local environmental regulations. As of December 31, 2000, Hallwood has not been fined or cited for any environmental violations which would have a material adverse effect upon capital expenditures, earnings or the competitive position of Hallwood in the oil and gas industry.

Other Comprehensive Income

The Company does not have any items of other comprehensive income for the years ended December 31, 2000, 1999 and 1998. Therefore, total comprehensive income
(loss) is the same as net income (loss) for those periods.

Segments

The Company engages in the development, production and sale of oil and gas, and the acquisition, exploration, development and operation of oil and gas properties in the continental United States. In addition, the Company's activities exhibit similar economic characteristics and involve the same products, production processes, class of customers, and methods of distribution. Management of the Company evaluates its performance as a whole rather than by product or geographically. As a result, Hallwood's operations consist of one reportable segment.

Recently Issued Accounting Pronouncements

Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, will be required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated as a cash-flow hedge, changes in the fair value of the derivative will be recorded in other comprehensive income and will be recognized in the income statement when the hedged item affects earnings. SFAS 133 defines new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value will be recognized in earnings.

The Company adopted SFAS 133 on January 1, 2001. In connection with the adoption of SFAS 133, all derivatives within the Company were identified pursuant to SFAS 133 requirements. The Company determined that all of its oil and gas commodity swaps and collars, as well as its interest rate swaps should be designated as cash flow hedges. Since the Company's derivatives are designated as cash flow hedges, changes in the fair value of the derivatives will be recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness will be measured based on the relative changes in the fair value between the derivative contract and the hedged item over time. Any changes in fair value resulting from ineffectiveness, as defined by SFAS 133, will be recognized immediately in current earnings.

The adoption of SFAS 133 as of January 1, 2001 resulted in the recognition of a current asset of $163,000, a current liability of $36,228,000, a noncurrent asset of $316,000 and a noncurrent liability of $8,067,000, with a net-of-tax cumulative effect adjustment reducing other comprehensive income by $28,919,000.

The Derivatives Implementation Group continues to address certain implementation issues that may have an impact on the application of this accounting standard. Management of the Company is unable to determine the effects of such issues at this time.

Reclassifications

Certain reclassifications have been made to prior years' amounts to conform to the classifications used in the current year.

NOTE 2 - OIL AND GAS PROPERTIES

The following table summarizes cost information related to Hallwood's oil and gas activities:

                                      For the Year Ended December 31,
                                      -------------------------------
                                  2000             1999              1998
                                  ----             ----              ----
                                              (In thousands)

Property acquisition costs:
  Proved                         $ 12,621        $  85,235           $28,397
  Unproved                             14            3,849               379
Development costs                  12,290            7,302             8,087
Exploration costs                   4,197            5,767             6,043
                                  -------        ---------           -------
      Total                       $29,122         $102,153           $42,906
                                   ======          =======            ======

Depreciation, depletion, amortization and impairment expense related to proved oil and gas properties per equivalent mcf of production for the years ended December 31, 2000, 1999 and 1998, was $.91, $.88 and $1.58, respectively.

At December 31, unproved properties consist of the following:

                                 2000             1999
                                 ----             ----
                                    (In thousands)

Texas                            $5,716           $4,898
New Mexico                          430
Louisiana                           293
North Dakota                                       1,009
Other                               118              636
                                 ------           ------
                                 $6,557           $6,543
                                  =====            =====


NOTE 3 - PRINCIPAL ACQUISITIONS AND SALES

On August 30, 2000, Hallwood completed the acquisition of interests in 34 producing wells, five service wells and 69 inactive wells in five fields located in Chambers, San Patricio and Frio Counties in Texas and St. James and Assumption Parishes in Louisiana, as well as approximately 7,000 acres of undeveloped leasehold and 3-D seismic data. The total purchase price was comprised of $3,875,000 in cash and 417,406 shares of Hallwood's common stock valued at $3,315,000.

During 2000, Hallwood sold its interests in approximately 500 non-strategic oil and gas wells located in the Keystone, Merkle and Weesatche areas of Texas, as well as various wells in Kansas, Oklahoma, North Dakota and Montana. The proceeds from the Company's property sales during 2000 were $21,698,000 (all credited against oil and gas properties without gain or loss recognition) of which $21,000,000 was used to pay down borrowings under the Credit Agreement.

On October 20, 1999, Hallwood acquired oil and gas properties located principally in the Yoakum Gorge area of Lavaca County, Texas for $7,230,000 and future contingent consideration. The acquisition was comprised of interests in 34 wells, drilling locations, exploration acreage and 3-D seismic data.

As a result of the arbitration discussed in Note 13, Hallwood completed an $8,200,000 acquisition of properties located primarily in Texas during October 1998. The acquisition included interests in 570 wells, numerous proven and unproven drilling locations, exploration acreage and 3-D seismic data.

In July 1996, Hallwood and its affiliate, HCRC, acquired interests in 38 wells located primarily in LaPlata County, Colorado. An unaffiliated large East Coast financial institution formed an entity to utilize the tax credits generated from the wells. The project was financed by an affiliate of Enron Corp. through a volumetric production payment. During May 1998, a limited liability company owned equally by Hallwood and HCRC purchased the volumetric production payment from the affiliate of Enron Corp. Hallwood funded its $17,257,000 share of the acquisition price from operating cash flow and borrowings under its Credit Agreement.

NOTE 4 - DERIVATIVES

As part of its risk management strategy, Hallwood enters into financial contracts to hedge the price of its oil and natural gas. Hallwood does not use these hedges for trading purposes, but rather for the purpose of providing protection against price decreases and to provide a measure of stability in the volatile environment of oil and natural gas spot pricing. The amounts received or paid upon settlement of these contracts is recognized as oil or gas revenue at the time the hedged volumes are sold.

The financial contracts used by Hallwood to hedge the price of its oil and natural gas production are swaps, collars and participating hedges. Under the swap contracts, Hallwood sells its oil and gas production at spot market prices and receives or makes payments based on the differential between the contract price and a floating price which is based on spot market indices. As of December 31, 2000, Hallwood was a party to 22 financial contracts with three different counterparties.

The following table provides a summary of Hallwood's financial contracts:

                                   Oil

                         Quantity of Production

      Period                     Hedged                     Contract Floor Price
      ------                ----------------                --------------------
                                 (bbls)                            (per bbl)

       1998                       175,000                             $16.62
       1999                       325,000                              15.43
       2000                       372,000                              19.07
       2001                       285,000                              23.14
       2002                        73,000                              23.10

                                   Gas

                         Quantity of Production

      Period                     Hedged                     Contract Floor Price
      ------                ----------------                --------------------
                                  (mcf)                            (per mcf)

       1998                     7,101,000                              $2.09
       1999                    15,574,000                               1.85
       2000                    11,000,000                               2.12
       2001                    10,789,000                               2.24
       2002                     5,140,000                               2.09

From 2000 forward, between 9% and 12% of the gas volumes hedged in each year are subject to a collar agreement whereby Hallwood will receive the contract price if the spot price is lower than the contract price, the cap price if the spot price is higher than the cap price, and the spot price if that price is between the contract price and the cap price. The cap price ranges from $2.62 per mcf to $2.77 per mcf.

In the event of nonperformance by the counterparties to the financial contracts, Hallwood is exposed to credit loss, but has no off-balance sheet risk of accounting loss. The Company anticipates that the counterparties will be able to satisfy their obligations under the contracts because the counterparties consist of well-established banking and financial institutions which have been in operation for many years. Certain of Hallwood's hedges are secured by the lien on Hallwood's oil and gas properties which also secures Hallwood's Credit Agreement described in Note 6.

NOTE 5 - INVESTMENT IN AFFILIATED CORPORATION

During 1998 and through June 8, 1999, Hallwood accounted for its approximate 46% interest in HCRC using the equity method of accounting. As a result of the Consolidation, Hallwood's investment in HCRC was eliminated. The following presents summarized financial information in thousands, for HCRC for the year ended December 31, 1998.

Revenue                                                   $  32,410
Net loss                                                     (20,279)

No other individual entity in which Hallwood owns an interest comprises in excess of 10% of the revenues, net income or assets of Hallwood.

The following amounts represent Hallwood's share of the property related costs and reserve quantities and values of its equity investee HCRC for the year ended December 31, 1998, prior to its elimination on June 8, 1999 (in thousands):

Costs Incurred in Oil and Gas Activities for the Year-Ended December 31, 1998:

Acquisition costs                                          $ 12,879
Development costs                                             2,636
Exploration costs                                             2,606
                                                           --------
     Total                                                 $ 18,121
                                                            =======

Oil and gas revenue                                        $ 10,372
Production operating expense                                  (4,272)
Depreciation, depletion, amortization
     Net loss from oil and gas activities                  $  (7,673)
                                                            ========

Proved Oil and Gas Reserve Quantities:

                                                        Gas              Oil
                                                        Mcf              Bbl
                                                            (unaudited)

December 31, 1998                                     32,000            1,470
                                                      ======            =====

Standardized Measure of Discounted Future Net Cash Flows:

                                                         (unaudited)

December 31, 1998                                          $30,134
                                                            ======


NOTE 6 - DEBT

Hallwood's long-term debt at December 31, 2000 and 1999 consisted of the following:

                                               2000             1999
                                               ----             ----
                                                  (In thousands)

Credit Agreement                           $  56,000        $  86,200
Note Agreement                                25,000           25,000
Debt discount                                 (1,613)          (1,843)
                                            --------        ---------

Long-term debt                             $  79,387         $109,357
                                            ========          =======

On June 8, 1999, Hallwood and its lenders entered into an Amended and Restated Credit Agreement (as amended, the "Credit Agreement") to extend the term date of its line of credit to May 31, 2002. The lenders were Morgan Guaranty Trust Company, First Union National Bank and Bank of America. Effective June 30, 2000, Wells Fargo Bank replaced Bank of America as one of Hallwood's lenders under its Credit Agreement. Effective June 30, 2000, Hallwood's Credit Agreement was amended to set Hallwood's borrowing base at $70,000,000. Subsequent to December 31, 2000, Hallwood borrowed an additional $6,000,000 under its Credit Agreement, therefore, Hallwood's unused borrowing base was $8,000,000 as of March 1, 2001.

Borrowings against the Credit Agreement bear interest at the lower of the Certificate of Deposit rate plus from 1.375% to 2.125%, prime plus 1/2% plus from .25% to 1% or the Euro-Dollar rate plus from 1.25% to 2.0%. The weighted average interest rate was 8.6% at December 31, 2000. Interest is payable monthly. Quarterly principal payments of $8,857,000 are scheduled to commence May 31, 2002.

The borrowing base for the Credit Agreement is typically redetermined semiannually, although the lenders have the right to make a redetermination at anytime. The Credit Agreement is secured by a first lien on approximately 80% in value of Hallwood's oil and gas properties. Additionally, aggregate dividends paid and stock repurchased by Hallwood in any 12 month period are limited to 50% of cash flow from operations before working capital changes and distributions received from affiliates, if the principal amount of debt of Hallwood is 50% or more of the borrowing base. Aggregate dividends paid and stock repurchased by Hallwood are limited to 65% of cash flow from operations before working capital changes and distributions received from affiliates, if the principal amount of debt is less than 50% of the borrowing base.

At the time of the Consolidation, HCRC had $25,000,000 of 10.32% Senior Subordinated Notes ("Subordinated Notes") due December 23, 2007 and warrants to purchase common stock which were held by The Prudential Insurance Company of America ("Prudential"). On June 8, 1999, the Amended and Restated Subordinated Note and Warrant Purchase Agreement (the "Note Agreement") was amended to issue warrants to Prudential to purchase 309,278 shares of Hallwood's Common Stock at an exercise price of $7.00 per share. The terms of the Note Agreement were further amended on June 30, 2000 to exclude certain hedging transactions of the subsidiaries of Hallwood from the calculation of indebtedness. In connection with this amendment, the Company received a written waiver under the Credit
Agreement of the restriction on amendments to the Note Agreement. The Subordinated Notes bear interest at the rate of 10.32% per annum on the unpaid balance, payable quarterly. Annual principal payments of $5,000,000 are due December 23, 2003 through December 23, 2007.

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

At December 31, 2000, Hallwood's debt maturity schedule is as follows.

                                  (In thousands)

2001                            $          --
2002                                   24,000
2003                                   37,000
2004                                    5,000
2005                                    5,000
Thereafter                              8,387
                                      -------
  Total                               $79,387
                                       ======

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

All contracts are interest rate swaps with fixed rates. As of December 31, 2000, Hallwood was a party to eight contracts with three different counterparties.

The following table provides a summary of Hallwood's financial contracts.

                                                  Average
                           Amount of              Contract
Period                    Debt Hedged            Floor Rate

1998                      $15,000,000                6.84%
1999                       40,000,000                5.70%
2000                       45,000,000                5.65%
2001                       36,000,000                5.23%
2002                       37,500,000                5.23%
2003                       37,500,000                5.23%
2004                        6,000,000                5.23%


NOTE 7 - STOCKHOLDERS' EQUITY

Hallwood's stock trades on the NASDAQ under the symbol "HECO" for Common Stock and "HECOP" for Series A Cumulative Preferred Stock.

Common Stock

Under its charter, Hallwood is authorized to issue up to 25,000,000 shares of Hallwood common stock with a par value of $.01 per share. The common shareholders are entitled to one vote per share on all matters voted on by shareholders. After giving effect to any preferential rights of any series of preferred stock outstanding, the holders of Hallwood common stock are entitled to participate in dividends, if any, as may be declared from time to time by the board of directors of Hallwood. Upon liquidation, the common shareholders are entitled to receive a pro rata share of all of the assets of Hallwood that are available for distribution to such holders. The holders of Hallwood common stock have no preemptive rights with respect to future issuances of Hallwood common stock.

Preferred Stock

Hallwood is authorized to issue up to 5,000,000 shares of preferred stock from time to time, in one or more series, without shareholder approval and to fix the designation, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications and terms and conditions of redemption of any series that may be established by the Hallwood Board of Directors.

In connection with the Consolidation, the Board of Directors of Hallwood authorized the issuance of 2,334,165 shares of Series A cumulative preferred stock. Each share of preferred stock is entitled to one vote on all matters on which shareholders may vote. The preferred shareholders vote together with the common shareholders in the election of directors and vote as a separate class on all other matters.

Preferred shareholders are entitled to receive cumulative cash dividends at the rate of $1.00 per share per year, if declared by the Hallwood Board of Directors. Dividends are paid quarterly in arrears commencing on June 30, 1999. The dividends are fully cumulative and accumulate, whether or not earned or declared and whether or not Hallwood has funds legally available to pay them, without interest on a daily basis. Hallwood may not declare or pay dividends to common shareholders unless full cumulative dividends have been paid on the preferred stock.

Upon liquidation or dissolution of Hallwood, all accrued dividends must be paid to the preferred shareholders before any assets may be distributed to the common shareholders. Once all accrued preferred dividends are paid, the preferred shareholders are entitled to participate equally with the common shareholders in the distribution of the remaining assets of Hallwood in a liquidation or dissolution.

The Hallwood preferred stock is redeemable at the option of Hallwood after December 31, 2003. After that date, Hallwood may redeem shares of preferred stock in whole or in part at any time at a redemption price of $10.00 per share, plus accrued dividends which are unpaid on the redemption date. Preferred stock may not be redeemed in part if full cumulative dividends have not been paid or set aside for payment with respect to all prior dividend periods.

Rights Plan

During the second quarter of 1999, the Board of Directors of Hallwood approved the adoption of a rights plan designed to protect shareholders in the event of a takeover action that would otherwise deny them the full value of their investment.

Under the terms of the rights plan, one right was distributed for each common share of Hallwood to holders of record at the close of business on June 8, 1999. The rights trade with the common stock. The rights will become exercisable only in the event, with certain exceptions, that an acquiring party accumulates 15% or more of Hallwood's outstanding common stock. The rights will expire on June 7, 2009.

Hallwood will generally be entitled to redeem the rights at one cent per right at any time until the tenth day following the acquisition of a 15% position in its common shares.

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

NOTE 8 - STOCK REPURCHASES

On February 18, 2000, Hallwood repurchased and retired 43,816 shares of Series A Preferred Stock from its affiliate, Hallwood Group for $303,426. The shares were repurchased for $6.925 per share which represented the average of the closing prices of the stock during the five days prior to February 18, 2000.

On May 5, 2000, the Company repurchased a block of 360,000 shares of common stock at $5.00 per share. These shares are held as treasury shares by the Company.

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

NOTE 9 - INCOME TAXES

The following is a summary of the income tax provision (benefit) for the years ended December 31, 2000 and 1999. Hallwood was not a taxable entity prior to the Consolidation on June 8, 1999:

                        For the Years Ended December 31,

                                                        2000                1999
                                                        ----                ----
                                                            (in thousands)

State                                                 $(292)                $338
Federal - Current                                       135
          Deferred                                     (680)
                                                       ----                 ----
            Total                                     $(837)                $338
                                                       ====                  ===

Reconciliation of the expected tax at the statutory tax rate to the effective tax is as follows for the years ended December 31, 2000 and 1999:

                        For the Years Ended December 31,

                                              2000                   1999
                                              ----                   ----
                                                     (in thousands)

Expected tax expense at the
State taxes net of federal benefit               30                      223
Taxes on income prior to June 8, 1999                                  (440)
Change in valuation allowance                (6,471)                   (789)
Other                                          (205)                     250
                                            -------                   ------
     Effective tax expense                 $   (837)                 $   338
                                            =======-                  ======

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The tax effects of significant items comprising the Company's deferred tax assets and liabilities as of December 31, 2000 and 1999 are as follows:

                                          For the Years Ended December 31,
                                              2000                   1999
                                              ----                   ----
                                                     (in thousands)

Deferred tax assets and (liabilities):
  Net operating loss carryforward            $10,819                 $ 7,758
  Capital loss carryforward                    1,442                   1,458
  Minimum tax credit carryforward                669                     534
  Temporary differences between
   book and tax basis of property             (8,039)                    932
                                              ------                  -------
       Total                                   4,891                  10,682

  Valuation allowance                         (4,211)                 (10,682)
                                             -------                  -------

Net deferred tax asset                     $     680               $     -0-
                                            ========                ========

Realization of the Company's deferred tax asset is dependent on its generating sufficient taxable income prior to the expiration of any net operating loss carryforwards. Although realization is not assured, management believes it is more likely than not that the recorded deferred tax asset, net of valuation allowance provided, will be realized. The Company's net operating loss carryforwards expire between 2010 and 2019, the capital loss carryforward expires in 2001 and the minimum tax credit carryforward has no expiration date.

NOTE 10 - EMPLOYEE INCENTIVE PLANS

Every year beginning in 1992, the Boards of Directors of HEP and HCRC have adopted an incentive plan. Each year the Boards of Directors determine the percentage of each entities interest in the cash flow from certain wells drilled, recompleted or enhanced during the year allocated to the incentive plan for that year. On June 9, 1999, the Compensation Committee of Hallwood adopted an incentive plan that is substantially the same as the incentive plan of HEP and HCRC. The specified percentage was 2.80% for each of 2000 and 1999 and 2.75% for 1998. The specified percentage of cash flow is then allocated among certain key employees who are designated by the boards as participants in the plan for that year. Each award under the plan (with regard to domestic properties) represents the right to receive for five years a portion of the specified share of the cash award, at the conclusion of which the participants are each paid a share of an amount equal to a specified percentage (80% for each of 2000, 1999 and 1998) of the remaining net present value of the qualifying wells, and the award for that year terminates. The expenses attributable to the plans were $917,000 in 2000, $220,000 in 1999 and $125,000 in 1998 and are included in general and administrative expense in the accompanying financial statements.

On June 9, 1999, the Compensation Committee of Hallwood granted options to purchase 600,000 shares of common stock at an exercise price of $7.00 per share which was equal to the fair market value on the date of grant. On November 22, 1999, Hallwood granted an additional 61,500 options to purchase common stock at an exercise price of $7.00 per share which was greater than the fair market value of the common stock on the date of the grant. The options expire on June 9, 2006, unless sooner terminated pursuant to the provisions of the plan. One-third of the options vested on the grant date, one-third vested on June 8, 2000 and the remaining one-third will vest on June 8, 2001. During the year 2000, 27,000 of these options expired and 54,000 of these options were cancelled.

On January 28, 2000, the Compensation Committee of Hallwood granted options to purchase 238,500 shares of common stock at an exercise price of $4.625 per share which was equal to the fair market value of the common stock on the date of grant. The options expire on January 28, 2007, unless sooner terminated pursuant to the provisions of the plan. One-third of the options vested on the grant date, one-third vested on January 28, 2001 and the remaining one-third will vest on January 28, 2002. During the year 2000, 6,533 of these options were exercised, 19,600 of these options expired and 3,267 of these options were cancelled.

On January 31, 2001, the Compensation Committee of Hallwood granted options to purchase 398,867 shares of common stock at an exercise price of $9.875 per share which was equal to the fair market value of the Common Stock on the date of grant. The options expire on January 31, 2008, unless sooner terminated pursuant to the provisions of the plan. One-third of the options vested on the grant date and the remainder vest one-third on January 31, 2002 and one-third on January 31, 2003.

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

A summary of options granted to purchase Hallwood common stock and the changes therein during the years ended December 31, 2000 and 1999 is presented below:

                                                            2000                               1999
                                                          --------                           ------
                                                                   Weighted                           Weighted
                                                                   Average                            Average
                                                                   Exercise                           Exercise
                                                  Shares            Price            Shares            Price

Outstanding at beginning of year                  661,500          $ 7.00                 --          $    --
Granted                                           238,500            4.625           661,500             7.00
Exercised                                          (6,533)           4.625
Expired                                           (46,600)           6.00
Cancelled                                         (57,267)           6.87
                                                 --------           -----       -------------         -------
Outstanding at end of  year                       789,600          $ 6.37            661,500           $ 7.00
                                                  =======           =====            =======            =====

 Options exercisable at year-end                  456,700          $ 6.64            220,500           $ 7.00
                                                  =======           ======           =======            =====

 Weighted average fair value of options
   granted during the year                                         $ 3.19                              $ 4.71
                                                                    =====                               =====
 Weighted average remaining contractual
   life of options outstanding                                     6.3 years                          7 years


A summary of options granted to purchase Class A Units and the changes therein during the years ended December 31, 1999 and 1998 is presented below:

                                                            1999                               1998
                                                          --------                           ------
                                                                   Weighted                           Weighted
                                                                   Average                            Average
                                                                   Exercise                           Exercise
                                                  Units             Price             Units            Price

Outstanding at beginning of year                  415,900          $  5.80           425,000            $5.75
Granted                                                                               25,500             6.625
Exercised                                                                            (34,600)            5.75
Cancelled                                        (415,900)            5.80
                                                  -------           ------      -------------
Outstanding at end of  year                            --       $       --           415,900            $5.80
                                            =============        =========           =======             ====

   Options exercisable at year-end                     --       $       --           398,900            $5.80
                                            =============        =========           =======             ====

 Weighted average fair value of options
   granted during the year                                                                               $1.14
                                                                                                         =====
 Weighted average remaining contractual
   life of options outstanding                                                                      7.2 years

A summary of options granted to purchase Class C Units and the changes therein during the years ended December 31, 1999 and 1998 is presented below:

                                                             1999                               1998
                                                           --------                           ------
                                                                    Weighted                           Weighted
                                                                Average Exercise                   Average Exercise
                                                                     Price                              Price
                                                   Units                               Units

Outstanding at beginning of year                  120,000            $10.00               --         $      --
Granted                                                                              120,000             10.00
Cancelled                                        (120,000)            10.00
                                                  -------             -----       -------------
Outstanding at end of year                              --        $      --          120,000            $10.00
                                              ============         ========          =======             =====

Options exercisable at year-end                         --        $      --           60,000            $10.00
                                              ============         ========         ========             =====

 Weighted average fair value of options
   granted during the year                                                                              $  1.22
                                                                                                          =====
 Weighted average remaining contractual
   life of options outstanding                                                                       10 years

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Accordingly, no compensation cost has been recognized for the options granted. Had compensation expense for options granted been determined based on the fair value at the grant date for the options, consistent with the provisions of SFAS 123, Hallwood's net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below:

                                             2000         1999          1998
                                             ----         ----          ----

Net income (loss):        As reported    $17,923,000  $2,880,000   $(13,895,000)
                            pro forma     16,593,000     930,000    (14,022,000)
Net income (loss)
   per share - basic:     As reported          $1.61      $  .06         $(2.92)
                            pro forma          $1.48       $(.18)        $(2.94)

Net income (loss)
   per share - diluted:   As reported          $1.60      $  .06         $(2.92)
                            pro forma          $1.47       $(.18)        $(2.94)

The fair value of the common stock options granted during 2000 and 1999, for disclosure purposes was estimated on the dates of grant using the Black-Scholes Model using the following assumptions.

                                                        Common Stock Options

                                   Granted                     Granted                    Granted
                               January 28, 2000           November 22, 1999             June 9, 1999
                               ----------------           -----------------             ------------

Expected dividend yield            --                          --                         --
Expected price volatility           64%                         68%                        68%
Risk-free interest rate              6.7%                        6.4%                       5.8%
Expected life of options             7 years                     7 years                    7 years

The fair value of the unit options granted during 1998, for disclosure purposes was estimated on the dates of grant using the Binomial Option Pricing Model using the following assumptions:

                                          1998 Class A              1998 Class C
                                            Options                   Options

Expected dividend yield                         8%                      11%
Expected price volatility                     27%                       29%
Risk-free interest rate                         6.4%                      6.4%
Expected life of options                      10 years                  10 years


NOTE 11 - RELATED PARTY TRANSACTIONS

The Company manages and operates certain oil and gas properties on behalf of independent joint interest owners and its affiliates. In such capacity, the Company pays all costs and expenses of operations and distributes all revenues associated with such properties. Hallwood has receivables from affiliates of $685,000 and $704,000 at December 31, 2000 and 1999, respectively, which represent net revenues net of operating costs and expenses. The balances with affiliates are settled monthly.

During the years ended December 31, 1999 and 1998, Hallwood incurred approximately $124,000 and $274,000, respectively, of consulting fees under a consulting agreement with Hallwood Group. The consulting agreement was terminated effective June 8, 1999 in connection with the Consolidation. Hallwood also incurred $117,000, $195,000 and $317,000 in 2000, 1999 and 1998,
respectively, representing costs incurred by Hallwood Group and its affiliates on behalf of the Company.

On February 18, 2000, Hallwood repurchased and retired 43,816 shares of Series A Preferred Stock from it affiliate, Hallwood Group for $303,426. The shares were repurchased for $6.925 per share which represented the average of the closing prices of the stock during the five days prior to February 18, 2000.

NOTE 12 - STATEMENT OF CASH FLOWS

During 2000, Hallwood's noncash investing activity included the issuance of 417,406 shares of common stock for the acquisition of oil and gas property as described in Note 3.

During 1999, in connection with the Consolidation, the purchase of the common stock of HCRC and the direct energy interests of Hallwood Group was recorded through the issuance of approximately 2,600,000 shares of Hallwood common stock to HCRC and 1,800,000 shares of Hallwood common stock to Hallwood Group based on the estimated fair value of the assets acquired and the liabilities assumed as of the date of purchase. This noncash investing activity is summarized as follows:

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

Cash paid during 2000, 1999 and 1998 for interest totaled $7,953,000, $6,583,000 and $2,700,000, respectively. Cash paid for income taxes during 2000 and 1999 was $594,000 and $375,000, respectively. There was no cash paid for income taxes during 1998 as Hallwood was not a tax paying entity.

NOTE 13 - ARBITRATION

In connection with the Demand for Arbitration filed by Arcadia Exploration and Production Company ("Arcadia") with the American Arbitration Association against Hallwood Energy Partners, L.P., Hallwood Consolidated Resources Corporation, E.M. Nominee Partnership Company and Hallwood Consolidated Partners, L.P. (collectively referred to as the "Hallwood Entities"), the arbitrators ruled that the original agreement entered into in August 1997 to purchase oil and gas properties for $16,400,000 should proceed, with a reduction in the total purchase price of approximately $2,500,000 for title defects. The arbitrators also ruled that Arcadia was not entitled to enforce its claim that the Hallwood Entities were required to purchase an additional $8,000,000 in properties and denied Arcadia's claim for attorney's fees. The arbitrators granted Arcadia prejudgment interest on the adjusted purchase price, in the amount of $904,000 of which Hallwood's share was $452,000. That amount was accrued in the December 31, 1998 financial statements of the Company and was paid during the second quarter of 1999.

In October 1998, Hallwood closed the acquisition of oil and gas properties from Arcadia pursuant to the ruling which included interests in approximately 570 wells, numerous proven and unproven drilling locations, exploration acreage, and 3-D seismic data. Hallwood's share of the purchase price was $8,200,000.

NOTE 14 - LEGAL SETTLEMENTS

In connection with the Consolidation, Hallwood assumed the liability for two lawsuits filed against Hallwood Group and certain individuals and related to the direct energy interests acquired from Hallwood Group. These lawsuits, both filed in federal court in Denver, Colorado, have been settled and dismissed. During February 2000, Hallwood paid approximately $673,000 in connection with these lawsuits, and that amount was accrued as a liability on the Company's balance sheet in connection with the Consolidation. During May 2000, the Company received a settlement offer from its insurance company to reimburse approximately $419,000 of the costs paid in connection with these lawsuits. This amount was received by the Company during the third quarter of 2000 and recognized as litigation income.

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

Concise Oil and Gas Partnership ("Concise"), a wholly owned subsidiary of Hallwood was a defendant in a lawsuit styled Dr. Allen J. Ellender, Jr. et al. vs. Goldking Production Company, et al., filed in the Thirty-Second Judicial District Court, Terrebonne Parish, Louisiana on May 30, 1996. The portion of the lawsuit against Concise was settled in consideration of the payment by Concise of $600,000. This amount was recorded as litigation settlement expense in the second quarter of 1998. Concise has been dismissed with prejudice from the lawsuit.

In addition to the litigation noted above, the Company and its subsidiaries are from time to time subject to routine litigation and claims incidental to their business, which the Company believes will be resolved without material effect on the Company's financial condition, cash flows or operations.

NOTE 15 - COMMITMENTS

The  Company  currently  leases  office  facilities  in  Denver,   Colorado  for
approximately $600,000 per year, under a lease which expires on December 31, 2006. The Company also leases office space in Midland, Texas for approximately $7,000 per year under a lease that terminates on September 30, 2003.
Additionally, Hallwood sub-leases office space in Houston, Texas for approximately $42,000 per year, under a lease that expires on October 14, 2001. Remaining commitments under these leases mature as follows:

        Year Ending

       December 31,               Annual Rentals
                                  (In thousands)

           2001                      $   644
           2002                          608
           2003                          606
           2004                          601
           2005                          689
        Thereafter                       689
                                      ------
                                      $3,837
                                      ======

Rent expense for the years ended December 31, 2000, 1999 and 1998 was $645,000, $421,000 and $287,000, respectively.

NOTE 16 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                                              December 31, 2000                  December 31, 1999
                                              -----------------                  -----------------
                                         Carrying         Estimated         Carrying         Estimated
                                          Amount          Fair Value         Amount          Fair Value
                                          ------          ----------         ------          ----------
                                                                  (In thousands)

 Assets (Liabilities):
 Interest rate hedge contracts        $         --      $       482      $        --        $     2,156
 Oil and gas hedge contracts                   --            (44,406)             --             (4,558)
 Long-term debt                            (79,387)          (78,685)        (109,357)         (109,021)

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

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2000. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively reevaluated for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 17 - SELECTED QUARTERLY FINANCIAL DATA

The following represents selected quarterly financial information for the years ended December 31, 2000 and 1999.

                                                                 Quarter Ended
                2000                     March 31,         June 30,       September 30,     December 31,
                ----                     ---------         --------       -------------     ------------
                                                                  (Unaudited)
                                                      (In thousands except per share data)

Gross revenue                           $  21,809         $  19,719         $ 20,737         $  21,015

Net revenue from oil and gas
 operations                                16,174            14,909           15,238            14,995
Net income (1)                              4,405             4,182            7,333             2,003

Net income per common share:
  Basic                                       .38               .37              .72               .15
  Diluted                                     .38               .37              .70               .14

                1999

Gross revenue (2)                      $    9,982         $  12,068        $  16,943         $  17,888

Net revenue from oil and gas
  operations (2)                            6,633             8,423           11,465            12,276

Net income (loss) (3)                       (318)             1,713              707               778

Net income per common share:
  Basic                                     (.17)               .17              .02               .02
  Diluted                                   (.17)               .17              .02               .02

(1) The increase in net income during the third quarter of 2000 is primarily due to an income tax benefit resulting from a reduction in the Company's valuation allowance primarily due to an increase in taxable temporary differences during 2000 and the effect of partially removing the valuation allowance to result in an net deferred tax asset which represents the Company's estimated realizable portion of net deferred tax assets. The decrease in net income during the fourth quarter of 2000 is primarily due to an increase in general and administrative expenses due to higher incentive based compensation expense during 2000.

(2) The increase in gross revenue and net revenue from oil and gas operations each quarter during 1999 represents the effect of the Consolidation as well as increasing oil and gas prices during 1999.

(3) The net loss during the first quarter of 1999 is primarily the result of lower oil and gas prices. The increase in net income during the second quarter of 1999 is primarily due to higher oil and gas prices and increased operating revenue resulting from the Consolidation.

                           HALLWOOD ENERGY CORPORATION
                  SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION
                                DECEMBER 31, 2000
                                   (Unaudited)

The following reserve quantity and future net cash flow information for Hallwood represents proved reserves which are located in the United States. The reserves have been estimated by the Company's in-house engineers. A majority of these reserves has been reviewed by independent petroleum engineers. The determination of oil and gas reserves is based on estimates which are highly complex and interpretive. The estimates are subject to continuing change as additional information becomes available.

The standardized measure of discounted future net cash flows provides a comparison of Hallwood's proved oil and gas reserves from year to year. The standardized measure of discounted future net cash flows as of December 31, 2000 has been reduced by $97,902,000 for the effects of future income taxes. No consideration has been given to future income taxes as of December 31, 1999, because the tax basis of Hallwood's properties and net operating loss carryforwards exceeded future net cash flows. No consideration was given to future income taxes as of December 31, 1998 because Hallwood was not a tax paying entity during that year. Under the guidelines set forth by the Securities and Exchange Commission ("SEC"), the calculation is performed using year-end prices. The oil and gas prices used at December 31, 2000, 1999 and 1998 were $27.00 per bbl and $9.25 per mcf, $24.32 per bbl and $2.00 per mcf and $10.00 per bbl and $1.90 per mcf, respectively, for Hallwood. Future production costs are based on year-end costs and include severance taxes. The present value of future cash inflows is based on a 10% discount rate. The reserve calculations using these December 31, 2000 prices result in 8.8 million bbls of oil, and
182.8 billion cubic feet of gas and a standardized measure of $556,000,000. This standardized measure is not necessarily representative of the market value of Hallwood's properties.

Hallwood's standardized measure of future net cash flows has been decreased by $93,175,000 at December 31, 2000 for the effects of its hedge contracts. This amount represents the difference between year-end oil and gas prices and the hedge contract prices multiplied by the quantities subject to contract, discounted at 10%.



                           HALLWOOD ENERGY CORPORATION
                               RESERVE QUANTITIES
                                 (In thousands)
                                   (Unaudited)

                                                                          Gas                        Oil
                                                                          ---                        ---
                                                                          Mcf                       Bbls

Proved Reserves:

   Balance, December 31, 1997                                             93,053                      5,767

   Extensions and discoveries                                              1,542                        415
   Revisions of previous estimates                                        (9,369)                    (1,385)
   Sales of reserves in place                                               (244)                       (35)
   Purchases of reserves in place                                         23,994                        512
   Production                                                            (14,037)                      (787)
                                                                        --------                  ---------

   Balance, December 31, 1998                                             94,939                      4,487

   Extensions and discoveries                                             10,929                        180
   Revisions of previous estimates                                       (10,730)                     2,245
   Sales of reserves in place                                             (1,067)                      (185)
   Purchases of reserves in place                                         75,860                      5,879
   Production                                                            (18,263)                      (925)
                                                                        --------                  ---------

   Balance, December 31, 1999                                            151,668                     11,681

   Extensions and discoveries                                             53,226                      1,626
   Revisions of previous estimates                                         3,362                      1,207
   Sales of reserves in place                                            (12,724)                    (5,610)
   Purchases of reserves in place                                          9,538                        601
   Production                                                            (22,248)                      (682)
                                                                        --------                  ---------

   Balance, December 31, 2000                                            182,822                      8,823
                                                                         =======                   ========

Proved Developed Reserves:

   Balance, December 31, 1998                                             90,915                      3,577
                                                                        ========                   ========
   Balance, December 31, 1999                                            139,839                     10,301
                                                                         =======                    =======
   Balance, December 31, 2000                                            121,765                      6,162
                                                                         =======                   ========


                           HALLWOOD ENERGY CORPORATION
            STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                           December 31,
                                                       2000                     1999                     1998
                                                       ----                     ----                     ----

Future cash flows                                   $1,721,000               $  597,000              $  245,000
Future production and development costs               (475,000)                (263,000)               (102,000)
Provision for income taxes                            (186,000)
                                                      --------            -------------
Future net cash flows before discount                1,060,000                  334,000                 143,000
10% discount to present value                         (504,000)                (126,000)                (42,000)
                                                     ---------                 --------               ---------
Standardized measure of discounted
   future net cash flows                           $   556,000               $  208,000              $  101,000
                                                   -==========                =========               =========



                           HALLWOOD ENERGY CORPORATION
     CHANGES IN THE STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                               For the Year Ended December 31,
                                                                               -------------------------------
                                                                      2000                   1999                  1998
                                                                      ----                   ----                  ----

Standardized measure of discounted future net
 cash flows at beginning of year                                     $208,000               $101,000              $129,000

Sales of oil and gas produced, net of production costs                (54,677)              (32,919)               (26,932)

Net changes in prices and production costs                            421,701                12,454                (21,211)

Extensions and discoveries, net of future production
  and development costs                                               180,847                11,719                  3,546

Changes in estimated future development costs                         (43,212)              (12,959)                (9,738)

Development costs incurred                                             12,290                 7,302                  8,087

Revisions of previous quantity estimates                               30,448                 2,674                (15,547)

Purchases of reserves in place                                         37,742               108,449                 23,802

Sales of reserves in place                                           (133,188)               (2,124)                  (399)

Accretion of discount                                                  20,778                10,136                 12,936

Changes in income taxes                                               (97,902)

Changes in production rates and other                                 (26,827)                2,268                 (2,544)
                                                                     --------              --------               --------

Standardized measure of discounted future net
  cash flows at end of year                                          $556,000              $208,000               $101,000
                                                                      =======               =======                =======


ITEM 9 -     DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
             DISCLOSURES

None.


                                    PART III

ITEM 10 -    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item will be included in the definitive proxy statement of Hallwood relating to Hallwood's 2001 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A, which information is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

The information required by this item will be included in the definitive proxy statement of Hallwood relating to Hallwood's 2001 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A, which information is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

           MANAGEMENT

The information required by this item will be included in the definitive proxy statement of Hallwood relating to Hallwood's 2001 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A, which information is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be included in the definitive proxy statement of Hallwood relating to Hallwood's 2001 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A, which information is incorporated herein by reference.

                                                             PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Financial Statements and Financial Statement Schedules.
         (See Index at Item 8).

(b)      Reports on Form 8-K.

         Hallwood filed a report on Form 8-K on September 8, 2000, reporting the press releases made by the Company during September 2000.

  (c)    Exhibits.

   (1)   3.1      - Certificate of Incorporation of Hallwood Energy Corporation
   (1)   3.2      - Bylaws of Hallwood Energy Corporation
   (1)   4.1      - Certificate of Designations of the Series A Cumulative
                    Preferred Stock of Hallwood Energy Corporation
   (2)   4.1.1    - Executed Rights Agreement dated as of June 8, 1999, between the Company and Registrar and Transfer Company
   (1)   4.2      - Form of  Certificate  of  Designation of Series A Junior
                    Participating  Preferred  Stock of Hallwood  Energy
                    Corporation
   (1)  10.1      - Form of Rights Agreement
   (1)  10.2*     - 1999 Long-Term Incentive Plan of Hallwood Energy Corporation
   (1)  10.3*     - 1999 Long-Term Incentive Plan Loan Program of Hallwood
                    Energy Corporation
   (2)  10.5      - Registration  Rights  Agreement  dated as of June 8, 1999, between the Company and The Prudential Insurance Company of America
   (2)  10.6*     - Change of Control Agreement between the Company and Certain
                    Executives, dated as of June 9, 1999
   (4)  10.61*    - Amended Schedule for Change of Control Contracts, dated as of December 13, 1999
   (2)  10.7      - Amended  and  Restated  Credit  Agreement  dated as of June
                    8, 1999, among the Company and certain of its subsidiaries and the Banks listed therein
   (2)  10.8      - Agreement  Regarding  Initial  Exercise  Price dated June 9,
                    1999,  between  the  Company and The  Prudential
                    Insurance Company of America
   (2)  10.9*     - Phantom Working Interest Incentive Plan of Hallwood Energy
                    Corporation dated as of June 8, 1999
        10.91*    - Amended and Restated  Phantom  Working  Interest  Incentive
                    Plan of Hallwood Energy Corporation dated as of January 31, 2001.
   (2)  10.10     - Amended and Restated Subordinated Note and Warrant Purchase
                    Agreement dated as of June 8, 1999, between Hallwood Consolidated Resources Corporation and The Prudential Insurance Company of America
   (2)  10.11     - Common Stock  Purchase  Warrant dated June 8, 1999 between the Company and The Prudential  Insurance Company of America
   (3)  10.12     - Amendment No. 1 to Credit Agreement, dated as of October 15,
                    1999
   (3)  10.13     - Letter Amendment No. 1 to Note Agreement, dated as of
                    October 15, 1999
   (4)  10.14     - Amendment No. 2 and Waiver to Credit Agreement, dated as of
                    January 27, 2000
   (5)  10.15     - Amendment No. 3 to Credit Agreement, dated as of April 27,
                    2000
   (5)  10.16     - Amendment No. 4 to Credit Agreement, dated as of May 9, 2000
   (6)  10.17     - Amendment No. 5 to Credit Agreement, dated as of June 30,
                    2000
        10.18     - Letter Amendment No. 2 to Note Agreement, dated as of
                    June 30, 2000
   (1)  21        - Subsidiaries of the Registrant
        23        - Consent of Deloitte & Touche LLP

(1) Incorporated by reference to the same Exhibit number filed with Registrant's Registration Statement No. 33-77409.
(2) Incorporated by reference to the same exhibit number filed with the Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.
(3) Incorporated by reference to the same exhibit number filed with the Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
(4) Incorporated by reference to the same exhibit number filed with the Annual Report on Form 10-K for the year-ended December 31, 1999.
(5) Incorporated by reference to the same exhibit number filed with the Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.
(6) Incorporated by reference to the same exhibit number filed with the Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

         *Designates management contracts or compensatory plans or arrangements.

p:\legal.div\sra\temporary\phantom.doc

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 HALLWOOD ENERGY CORPORATION

Date:  March 1, 2001                             By: /s/William L. Guzzetti
     -------------------------------------           --------------------------
                                                      William L. Guzzetti
                                                         President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature              Capacity                             Date

 /s/Anthony J. Gumbiner    Chairman of the Board and             March 1, 2001
-----------------------
Anthony J. Gumbiner     Director (Chief Executive Officer)

 /s/William L. Guzzetti    President and Director                March 1, 2001
-----------------------
William L. Guzzetti

 /s/Hans-Peter Holinger         Director                         March 1, 2001
-----------------------
Hans-Peter Holinger

 /s/Rex A. Sebastian            Director                         March 1, 2001
-----------------------
Rex A. Sebastian

 /s/Nathan C. Collins           Director                         March 1, 2001
-----------------------
Nathan C. Collins

 /s/John R. Isaac, Jr.          Director                         March 1, 2001
----------------------
John R. Isaac, Jr.

 /s/Jerry A. Lubliner           Director                         March 1, 2001
---------------------
Jerry A. Lubliner

 /s/Hamilton P. Schrauff        Director                         March 1, 2001
----------------------
Hamilton P. Schrauff

 /s/Bill M. Van Meter           Director                         March 1, 2001
----------------------
Bill M. Van Meter

 /s/William J. Baumgartner      Vice President                    March 1, 2001
--------------------------
William J. Baumgartner       Chief Financial Officer
                           (Principal Financial and
                               Accounting Officer)