Form 10-K/A
period 2000-12-31
HALLWOOD ENERGY CORP
filed 2001-04-20
CIK 319019

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-K/A

                   Amended March 28, 2001 to Restate Part III

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

Number of Shares outstanding as of March 1, 2001:
                                    Common Stock 9,659,239
                                    Series A Cumulative Preferred Stock2,263,573


                                   PART III

ITEM 10 -    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors, Officers and Key Employees

The following sets forth certain biographical information concerning each of the Company's Directors and its executive officers.

Anthony J. Gumbiner, 56, has served as a Director of the Company since June 8, 1999. He has also served as Chairman of the Board of Directors of Hallwood Group since 1981 and as Chief Executive Officer of Hallwood Group since April 1984. He was Chairman of the Board and Chief Executive Officer of the general partner of Hallwood Energy Partners, L.P. ("HEP") from 1984 until June 1999. He was Chairman of the Board and Chief Executive Officer of Hallwood Consolidated Resources Corporation ("HCRC") from February 1992 to June 1999. Mr. Gumbiner has also served as Chairman of the Board of Directors and as a director of Hallwood Holdings S.A., a Luxembourg real estate investment company, since March 1984. He has been a director of Hallwood Realty since November 1990. He is a Solicitor of the Supreme Court of Judicature of England.

John R. Isaac, Jr., 56, has served as a Director of the Company since June 8, 1999. From June 1992 until June 1999, Mr. Isaac was a director of HCRC. Since June 1, 1999, Mr. Isaac has been President and Chief Executive Officer of
99(cent)Stuff, LLC, a chain of retail variety stores. Since October 1997, Mr. Isaac has been Chief Executive Officer and President of Ideas, Inc., a retail consulting company. From February 1996 to October 1997, Mr. Isaac was President and Chief Executive Officer of Thorn Americas, Inc., parent of Rent-A-Center USA. From March 1995 until February 1996, Mr. Isaac was President and Chief Operating Officer of Rent-A-Center USA. From February 1991 to February 1995, Mr. Isaac was President and Chief Operating Officer of Everything's A Dollar, a division of Value Merchants, Inc. He was President and Chief Executive Officer of Hallwood Industries Incorporated from August 1987 to October 1991. He was President of Tradevest, Inc., a mail order catalog retailer, from 1986 to 1987, and a Vice President of Service Merchandise Co., Inc., a catalog showroom retailer, from 1981 to 1986.

Rex A. Sebastian, 71, has been a Director of the Company since June 8, 1999. He was a director of the general partner of HEP from March 1997 until June 1999. He served as Senior Vice President-Operations of Dresser Industries, Inc. from January 1975 until his retirement in July 1985. He joined Dresser in 1966. Mr. Sebastian is now a private investor.

William L. Guzzetti, 57, has been President, Chief Operating Officer and a Director of the Company since December 14, 1998. He was President, Chief Operating Officer and a director of the general partner of HEP from 1985 until June 1999. He was President, Chief Operating Officer and a director of HCRC from May 1991 until June 1999. Mr. Guzzetti is also an Executive Vice President of The Hallwood Group Incorporated ("Hallwood Group") and in that capacity may devote a portion of his time to the activities of Hallwood Group, including the management of real estate investments, acquisitions and restructurings of entities controlled by Hallwood Group. He is a director and President of Hallwood Realty Corporation ("Hallwood Realty"), which is the general partner of Hallwood Realty Partners, L.P., and in that capacity may devote a portion of his time to the activities of Hallwood Realty. He is a member of The Florida Bar and the State Bar of Texas.

Nathan C. Collins, 66, has been a Director of the Company since June 8, 1999. He was a director of the general partner of HEP from March 1997 until June 1999. Since February 2001, Mr. Collins has been President, Chief Operating Officer and a director of Bank of the Southwest. From June 1999 until November 2000, he was President of Nordstrom fsb and remains on its Board of Directors. From February 1999 until June 1999, he was a consultant in banking products development for Nordstrom, Inc. He is also a director of First State Bank of Flagstaff. From March 1, 1995 until March 1, 1996, he was President, Chief Executive Officer and a director of Flemington National Bank & Trust in Flemington, New Jersey. From November 1987 until December 1994, he was chairman of the board of directors, President and Chief Executive Officer of BancTexas Group Inc. He began his banking career in August 1964 with the Valley National Bank in Phoenix, Arizona and held various positions there, finally becoming Executive Vice President, Senior Credit Officer and Manger of Asset/Liability Group of the bank.

Jerry A. Lubliner, 46, has served as a Director of the Company since June 8, 1999. From June 1992 until June 1999, Dr. Lubliner was a director of HCRC. Dr. Lubliner is an orthopaedic surgeon who has been in private practice since 1986. From 1986 to 1988, he was Associate Chief-Sports Medicine at the Hospital for Joint Diseases--Orthopaedic Institute in New York. Dr. Lubliner is a Fellow of the American Academy of Orthopaedic Surgeons. He is also a medical director for the Healthsouth Corporation.

Bill M. Van Meter, 68, has served as a Director of the Company since June 8, 1999. From September 1996 until June 1999, Mr. Van Meter was a director of HCRC. From 1986 until May 1996, Mr. Van Meter was President of the Energy Companies of ONEOK division of ONEOK Inc. From 1958 to 1996, Mr. Van Meter was employed by both major and independent oil companies. Mr. Van Meter is now a private investor.

Hamilton P. Schrauff, 65, has served as a Director of the Company since June 8, 1999. Since August 2000, Mr. Schrauff has been Chief Financial Officer of the Omni Group. From September 1996 until June 1999, Mr. Schrauff was a director of HCRC. From April 1999 until June 2000, Mr. Schrauff was a partner in Tatum CFO Partners, LLP. From July 1998 until March 1999, he was an independent financial consultant. From March 1997 until June 1998, he was Chief Financial Officer of Burns Controls Company. From March 1996 to January 1997, he was Vice President of Capital Alliance. From August 1995 to February 1996, he was an independent financial consultant. From October 1991 to August 1995, he was Vice President and Chief Financial Officer of Basic Capital Management, Inc., Syntek Asset Management, Inc., American Realty Trust Investors, Inc., Income Opportunity Realty Trust and Transcontinental Realty Investors, Inc. From October 1991 to February 1994, he was Executive Vice President and Chief Financial Officer of National Income Realty Trust and Vinland Property Trust. From December 1990 to October 1991, he was Vice President Finance-Partnership Investments of Hallwood Group. From October 1980 to October 1990, he was Vice President Finance and Treasurer, and from November 1976 to September 1980, he was Vice President Finance, of Texas Oil and Gas Corporation. Mr. Schrauff is a Certified Public Accountant and Certified Financial Planner. He is a member of the American Institute of Certified Public Accountants, the Texas Society of Certified Public Accountants and the Financial Executives Institute.

Hans-Peter Holinger, 58, has been a Director of the Company since June 8, 1999. He was a director of the general partner of HEP from March 1997 until June 1999. Mr. Holinger served as Managing Director of Interallianz Bank Zurich A.G. from 1977 until February 1993. Since February 1993, he has been the majority owner of Holinger Asset Management AG, Zurich. Mr. Holinger is a citizen of Switzerland.

Russell P. Meduna, 46, has been Executive Vice President of the Company since December 15, 1998. Mr. Meduna was Executive Vice President of the general partner of HEP from October 1989 until June 1999. He was Executive Vice
President of HCRC from June 1992 until June 1999. He has been Executive Vice President of Hallwood Petroleum, Inc. ("Hallwood Petroleum") since October 1989. Mr. Meduna was Vice President of Hallwood Petroleum from April 1989 to October 1989 and Manager of Operations from January 1989 to April 1989. He joined Hallwood Petroleum in 1984 as Production Manager. Prior to joining Hallwood Petroleum, he was employed by both major and independent oil companies. Mr. Meduna is a registered professional engineer in the States of Colorado and Texas.

Cathleen M. Osborn, 48, has been Vice President, Secretary and General Counsel of the Company since December 15, 1998. She was Secretary and General Counsel of HCRC from May 1992 until June 1999 and Vice President from June 1992 until June 1999. Ms. Osborn was Vice President, Secretary and General Counsel of the general partner of HEP from September 1986 until June 1999. She has been Vice President, Secretary and General Counsel of Hallwood Petroleum since October 1986. She joined Hallwood Petroleum in 1985 as senior staff attorney. Ms. Osborn is a member of the Colorado State Bar.

William J. Baumgartner, 45, has been Vice President and Chief Financial Officer of the Company and Hallwood Petroleum since November 22, 1999. From 1997 until November 1999 Mr. Baumgartner was Vice President-Finance, Chief Financial
Officer and a director of Miller Exploration Company. He was Vice President-Finance and Chief Financial Officer of Miller Oil Corporation from 1991 until 1997. He joined Miller Oil Company in 1985. Mr. Baumgartner was employed in public accounting and with various independent oil and gas exploration entities prior to joining Miller Oil Company.

George Brinkworth, 59, has been Vice President of Exploration of the Company since December 15, 1998. He has been Vice President of Exploration of Hallwood Petroleum since August 1994. He became associated with Hallwood Petroleum in 1987 when he was President of a joint venture program funded by Hallwood
Petroleum and two other domestic oil companies. Mr. Brinkworth has 35 years experience with various exploration and production companies, including previous responsibility for operations in the United Kingdom, Spain, Morocco, Egypt, Indonesia, Malaysia and Peru, as well as in the United States. He is a registered geophysicist in the State of California.

William H. Marble, 50, has been Vice President of Business Development of the Company since December 15, 1998. He has been Vice President of Hallwood Petroleum since December 1990. His previous positions with Hallwood Petroleum have included Texas/Gulf Coast District Manager, Manager of Nonoperated Properties and Chief Engineer. He joined a predecessor general partner of HEP in 1984. Mr. Marble is a registered engineer in the Sate of Colorado and has 27 years oil and gas engineering experience.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING REQUIREMENTS

Section 16(a) of the Securities Exchange Act of 1934 requires the officers, directors and persons who own more than ten percent of the Company's stock, to file reports of ownership and changes in ownership with the Securities Exchange Commission ("SEC"). Officers, directors and greater than ten percent owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such forms received by it, the Company believes that each of its officers, directors and greater than ten-percent owners complied with all Section 16(a) filing requirements applicable to them during the year ended December 31, 2000, except as set forth in the following table. The following persons made late filings in 2000:

The Hallwood Group Incorporated   Form 4 for sale of preferred stock; filed late
Hans-Peter Holinger               Form 3 for receipt of options; filed late

ITEM 11 - EXECUTIVE COMPENSATION

The following table sets forth the aggregate cash compensation paid for services rendered during the 1998, 1999, and 2000 fiscal years by (i) the Company's Chief Executive Officer and (ii) the Company's four other most highly compensated executive officers who were serving as executive officers at the end of the 2000 fiscal year (collectively, the "Named Executive Officers"). Amounts shown for 1998 and January 1, 1999 through June 8, 1999 were paid by HEP and HCRC.

                           SUMMARY COMPENSATION TABLE

                                                                                   Long Term
                                                Annual Compensation               Compensation

                                                                            Securities
                                                                            Underlying
                                                                          Options/ SARs        LTIP              All Other
Name & Principal Position           Year       Salary         Bonus            (#)             Payouts         Compensation (1)
-------------------------           ----       ------         -----            ----            --------        -------------
Anthony J. Gumbiner (2)             2000        $300,000       $497,100            71,300      $230,884                 0
Chief Executive Officer             1999        $168,333        $75,000           198,000       $66,208                 0
                                    1998               0              0               (3)           (4)                 0


William L. Guzzetti                 2000        $204,811       $591,100            42,200       $67,878             $5,100
President and Chief                 1999        $204,811       $171,000           117,000       $23,251             $4,800
Operating Officer                   1998        $204,811       $162,800               (3)       $30,523             $4,800

Russell P. Meduna                   2000        $163,664       $486,100            31,600       $67,878             $5,100
Executive Vice President            1999        $163,664        $88,000            88,500       $23,251             $5,375
                                    1998        $163,664        $99,000               (3)       $30,523             $4,800

Cathleen M. Osborn                  2000        $119,614       $328,700            22,200       $47,721             $5,672
Vice President and                  1999        $119,614        $47,000            61,500       $16,956             $4,800
General Counsel                     1998        $119,614        $74,500               (3)       $21,458             $4,800

William J. Baumgartner              2000        $129,135       $352,500            22,200       $12,396           $102,066
Vice President                      1999         $14,604        $10,000            61,500             0            $21,112



(1) Employer contribution to 401(k); relocation reimbursements paid to Mr. Baumgartner of $102,066 and $21,112 in 2000 and 1999, respectively; and service awards of $572 paid to Ms. Osborn in 2000 and $575 paid to Mr. Meduna in 1999.

(2) The amount shown in the table for 1999 is for the period from June 9, 1999 through December 31, 1999. During 1998, HEP and HCRC participated in a consulting agreement between Hallwood Petroleum and Hallwood Group pursuant to which Hallwood Group received a fee of $550,000 for each year from affiliates of Hallwood Petroleum. A fee of $241,388 was paid under the agreement for the period January 1, 1999 through June 8, 1999. The consulting services were provided by HSC Financial Corporation ("HSC Financial"), through the services of Mr. Gumbiner and a former director of the Company, and Hallwood Group paid the annual fee it received to HSC Financial.

(3) Consists of the following options to acquire HEP Class C units granted in 1998. These options have terminated.



                                                          Securities Underlying
          Name                                                Options/SARs (#)
          ----                                                ----------------
      Anthony J. Gumbiner                                           34,588
      William L. Guzzetti                                           16,588
      Russell P. Meduna                                             14,188
      Cathleen M. Osborn                                            10,024

(4) Payments were made to HSC Financial Corporation, with which Mr. Gumbiner is associated, in the amount of $67,977 for 1998.

The following table sets forth information with respect to all stock options granted in fiscal 2000 to the Named Executive Officers.

                                                   Option/SAR Grants in Last Fiscal Year
                                                                                                  Potential Realized Value at
                                                                                                 Assumed Annual Rates of Stock
                                                                                                Price Appreciation for Option
                                Individual Grants                                                           Term (2)
                                -----------------                                                           -----
                                   Number of         % of Total
                                  Securities        Options/SARs
                                  Underlying           Granted      Exercise or                      5%              10%
                                 Options/SARs       Employees in    Base Price     Expiration       $6.51           $9.01
Name                              Granted (1)        Fiscal Year     ($/Share)        Date       Share Price     Share Price
----                              --------           -----------     ---------        ----       -----------     -----------

Anthony J. Gumbiner                       71,300         30           4.625         1/28/07          $134,247          $312,851
William L. Guzzetti                       42,200         18           4.625         1/28/07           $79,456          $185,166
Russell P. Meduna                         31,600         13           4.625         1/28/07           $59,498          $138,655
Cathleen M. Osborn                        22,200          9           4.625         1/28/07           $41,799           $97,410
William J. Baumgartner                    22,200          9           4.625         1/28/07           $41,799           $97,410

(1) Options have a seven-year term and vest cumulatively over three years at the rate of 1/3 on each of the date of grant and the first two anniversaries of the grant date. All options vest immediately in the event of certain changes in control of the Company.

(2) Securities and Exchange Commission Rules require calculation of potential realizable value assuming that the market price of the Common Stock appreciates in value at 5% and 10% annualized rates. At a 5% annualized rate of appreciation, the Common Stock price would be $6.51 at the end of seven years. At a 10% annualized rate of appreciation, the Common Stock price would be $9.01 at the end of seven years. No gain to an executive officer is possible without an appreciation in Common Stock value, which will benefit all holders of Common Stock. The actual value an executive officer may receive depends on market prices for the Common Stock, and there can be no assurance that the amounts reflected will actually be realized.

No options were exercised by executive officers in 2000. The following table sets forth the value of options held by the executive officers at December 31, 2000.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values


                                 Number of Securities Underlying           Value of Unexercised
            Unexercised Options/SARs at In-the-Money Options/SARs at
                                            FY-End (#)                          FY-End ($)
Name                              Exercisable/Unexercisable (1)        Exercisable/Unexercisable (2)
----                              --------------------------           ---------------------------
Anthony J. Gumbiner                       23,767/47,533                       115,864/231,723
William L. Guzzetti                       14,067/28,133                       67,577/137,148
Russell P. Meduna                         10,534/21,066                       51,353/102,697
William J. Baumgartner                     7,400/14,800                        36,075/72,150
Cathleen M. Osborn                         7,400/14,800                        36,075/72,150


(1) Options have a seven-year term and vest cumulatively over three years at the rate of 1/3 on each of the date of grant and the first two anniversaries of the grant date. All options vest immediately in the event of certain changes in control of the Company.

(2) The exercise price of the options is $4.625 per share. The closing price of the Common Stock was $9.50 on December 31, 2000.

Long-Term Incentive Plan

The executive officers and key employees of the Company participate in a phantom working interest plan that is intended to provide incentive and motivation to increase the oil and gas reserves of the Company and to continue their employment with the Company. In 2000, the Compensation Committee determined the portion of the Company's interests in the cash flow from certain wells drilled, recompleted or enhanced during that year, called the "plan year," which will be allocated to participants in the plan and the percentage of the remaining net present value of estimated future production from domestic wells for which the participants will receive payment in the sixth year of an award. The portion allocated to participants in the plan is referred to as the "plan cash flow." The Compensation Committee then determines which key employees and consultants may participate in the plan for the plan year and allocates the plan cash flow among the participants. Awards under the plan do not represent any actual ownership interest in the wells. Awards are made in the Compensation Committee's discretion. The treatment of phantom working interests upon a change in control is described below under "Change of Control Arrangements."

The following table describes awards to the Named Executive Officers of the Company for 2000 under the phantom working interest plan.

               Long-Term Incentive Plan Awards in Last Fiscal Year

                                                                   Performance or             Estimated Future
                                             Percentage of          Other Period          Payouts under Non-Stock
                   Name                     Plan Cash Flow          Until Payout           Price-Based Plans (1)
                   ----                     --------------          ------------           -----------------
   Anthony J. Gumbiner (2)                       25.00                  2005                      $69,574
   William L. Guzzetti                           7.50                   2005                      $20,872
   Russell P. Meduna                             7.50                   2005                      $20,872
   William J. Baumgartner                        5.71                   2005                      $15,903
   Cathleen M. Osborn                            5.71                   2005                      $15,903

(1)  These  amounts are  estimates  based on estimated  reserve  quantities  and future prices. Because of the uncertainties inherent in estimating quantities of reserves and prices, it is not possible to predict cash flow or remaining net present value of estimated future production with any degree of certainty.

(2)  The award was made to HSC Financial, with which Mr. Gumbiner is associated.

CHANGE OF CONTROL ARRANGEMENTS

       The  summaries  and   descriptions  of  the  Separation   Agreements  and
Agreements Regarding Amended and Restated Phantom Working Interest Incentive Plan of Hallwood Energy Corporation are qualified in their entirety by reference to each such agreement, which have been filed as exhibits (e)(3) through (e)(7),
(e)(10) and (e)(11) to the Company's Schedule 14D-9 and are incorporated herein by reference.

       Separation Agreements. Upon a change of control of Hallwood, provided that the Named Executive Officer (i) is an employee of Hallwood or (ii) the Named Executive Officer's employment with Hallwood is involuntarily terminated for reasons other than for cause (provided, however, that William L. Guzzetti and Anthony J. Gumbiner are eligible to receive benefits under the Separation Agreements upon any termination of employment with Hallwood regardless of whether such termination is for cause): (A) such Named Executive Officer will be entitled to receive a lump sum cash payment in the following amount: William J. Baumgartner ?- $465,411, Anthony J. Gumbiner ?- $876,207, William L. Guzzetti ?- $956,545, Russell P. Meduna ?- $768,115 and Cathleen M. Osborn ?- $503,192; (B)
all stock options, incentive stock options, performance shares, stock appreciation rights and restricted stock awards held by the Named Executive
Officer shall become one hundred percent vested and exercisable; (C) for a period of 18 months subsequent to the Name Executive Officer's termination of employment with Hallwood, Hallwood will continue, at its expense, all health benefits and insurance provided to the Named Executive Officer and the Named Executive Officer's dependents and beneficiaries that were being provided to the Named Executive Officer prior to his or her termination of employment and will make a lump sum payment for any additional income tax attributable to health benefits and insurance coverage and (D) the Named Executive Officer will be entitled to receive the amount set forth in the last sentence of this paragraph as consideration for the Named Executive Officer's agreement (1) not to compete with Hallwood or any of its affiliates for a period ranging from one to three years following the Named Executive Officer's Termination of employment; (2) to hold certain information confidential and (3) to refrain from hiring any person who is an employee of Hallwood for a period beginning March 29, 2001 and ending 6 months after a change of control occurs. Fifty percent of each of the amounts set forth in clause (A) and (D) above are payable to the Named Executive Officer immediately upon a change of control with the remaining fifty percent payable on the sixtieth day following the date on which a change of control occurs; provided, however, that for all Named Executive Officers other than William L. Guzzetti and Anthony J. Gumbiner, the Named Executive Officer does not voluntarily terminate employment with Hallwood or an affiliate prior to the date of a change of control other than (1) by reason of death, permanent and total disability; or (2) because the Named Executive Officer's salary has been reduced from the level in effect immediately prior to a change of control or (3) because there has been a change in the location of the Named Executive Officer's principal place of employment by more than 25 miles from the location where the Named Executive Officer was employed immediately prior to the change of control. Each Named Executive Officer will receive the following amount as consideration for his or her noncompete and no hire agreement: William J. Baumgartner ?- $575,000, Anthony J. Gumbiner ?- $1,000,000, William L. Guzzetti ?- $900,000,
Russell P. Meduna ?- $400,000 and Cathleen M. Osborn ?- $325,000.

       Agreement   Regarding  Amended  and  Restated  Phantom  Working  Interest
Incentive Plan of Hallwood Energy Corporation. Upon a change of control, provided that a Named Executive Officer (i) is an employee of Hallwood and a participant in its Amended and Restated Phantom Working Interest Plan or (ii) has, after March 29, 2001, but prior to a change of control, been involuntarily terminated from Hallwood other than for cause, each Named Executive Officer will be entitled to receive from Hallwood the following amount (the "Agreed Termination Value"): William J. Baumgartner ?- $64,871, Anthony J. Gumbiner ?- $540,688, William L. Guzzetti ?- $143,131, Russell P. Meduna ?- $143,131 and Cathleen M. Osborn ?- $103,557. Fifty percent of the Agreed Termination Value will be paid to the Named Executive Officer upon the acceptance for payment of, and payment by the Purchaser for, any Shares pursuant to the Offer (the "Offer Closing Date"). The remaining fifty percent will be paid to all Named Executive Officers 60 days following the Offer Closing Date provided that each Named Executive Officer, other than Anthony J. Gumbiner and William L. Guzzetti, has not voluntarily terminated his or her employment with Hallwood for any reason other than (A) death or disability, (B) a reduction in the Named Executive Officer's salary from the level in effect immediately prior to a change of control or (C) a change in location of the Named Executive Officer's place of employment by more than 25 miles from where the Named Executive Officer was employed immediately prior to the change of control.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During  2000,  the  Compensation  Committee  of the Board was  comprised of four
Directors, Mr. Sebastian, Chairman, Mr. Van Meter, Mr. Holinger and Dr. Lubliner. None of these Directors is or was an officer of the Company or any of its subsidiaries at any time now or in the past.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

The following table shows information, as of March 28, 2001, about any individual, partnership or corporation that is known to the Company to be the beneficial owner of more than 5% of each class of shares issued and outstanding and each executive officer, director and all executives officers and directors as a group. The following table does not include the potential effects of the Merger Agreement between Hallwood and Pure Resources, dated March 29, 2001. If a person or entity listed in the following table is the beneficial owner of less than one percent of the Company's common or preferred stock outstanding, this fact is indicated by an asterisk in the table.

                                                      Title of          Number of Shares
                         Name                         Class            Beneficially Owned         Percent of Class

   5% or Greater Holders
   ---------------------
   The Hallwood Group Incorporated(1)
   3710 Rawlins Street, Suite 1500                       Common             1,440,000                   14.9
   Dallas, Texas 75219

   Heartland Advisers, Inc. (2)                          Common             1,199,175                   12.4
   789 North Water Street
   Milwaukee, Wisconsin 53202

   Wellington Management Company, LLP (3)                Common               924,200                    9.6
   75 State Stree
   Boston, Massachusetts 02109

   Hall Financial Group and Hall Phoenix/
      Inwood, Ltd. (4)
   6801 Gaylord Parkway, Suite 100                       Common               504,311                    5.2
   Frisco, Texas  75034

   FMR Corp.                                             Common               501,828                    5.2
   82 Devonshire Street
   Boston, Massachusetts 02109

   Directors and Executive Officers

   Anthony J. Gumbiner  (6) (7)                          Common             1,661,134                   17.2

   William L. Guzzetti  (6) (7)                          Common             1,564,497                   16.2
                                                         Preferred                  6                    *
   Russell P. Meduna  (7)                                Common                 94,806                   *
                                                         Preferred                 600                   *
   Cathleen M. Osborn  (7)                               Common                 66,251                   *
                                                         Preferred                 300                   *
   William J. Baumgartner  (7)                           Common                 65,421                   *
   Hans-Peter Holinger  (7)                              Common                     666                  *
   Rex A. Sebastian  (7)                                 Common                     963                  *
                                                         Preferred                   31                  *
   Nathan C. Collins  (7)                                Common                     666                  *
   John R. Isaac, Jr.  (7)                               Common                     666                  *
   Jerry A. Lubliner  (7)                                Common                     666                  *
   Hamilton P. Schrauff  (7)                             Common                     666                  *
   Bill M. Van Meter  (7) (8)                            Common                   1,166                  *
                                                         Preferred                2,000                  *
   All Directors and Executive Officers as a Group       Common                2,082,647              21.6
   (14 persons) (6) (7) (8)                              Preferred                46,819               2.1


(1) Information is from the Amendment to Schedule 13D of The Hallwood Group Incorporated filed May 16, 2000.

(2) Information is from the Amendment to Schedule 13G of Heartland Advisors dated January 16, 2001. The Schedule 13G states that the shares are held in investment advisory accounts of Heartland Advisors, Inc. and that the interests of one such account, Heartland Value Fund, a series of Heartland Group, Inc., a registered investment company relates to more than 5% of the Common Stock.

(3) Information is from Schedule 13G of Wellington Management, Inc., dated February 13, 2001. The Schedule 13G states that Wellington acquired the shares on behalf of its investment advisor clients and that no such client owns more than 5% of the Common Stock.

(4) Information is from Schedule 13D of Hall Financial Group, Ltd. and Hall Phoenix/Inwood, Ltd. dated December 14, 2000.

(5) Information  is from Schedule 13G of FMR Corp.  dated February 14, 2001. The
    Schedule 13G states that the shares are held in investment advisory accounts and that the shares held in one such account, Fidelity Low Priced Stock Fund, a registered investment company, relate to more than 5% of the Common Stock.

(6) Includes 1,440,000 shares of Common Stock beneficially owned by The Hallwood Group Incorporated. Mr. Gumbiner is Chairman of the Board and Chief Executive Officer of The Hallwood Group Incorporated, and Mr. Guzzetti is Executive Vice President.

(7) The following number of shares of Common Stock issuable upon the exercise of currently exercisable options are included in the amounts shown: Mr. Gumbiner, 210,434 shares; Mr. Guzzetti, 124,423 shares; Mr. Meduna, 93,762 shares; Ms. Osborn, 65,421 shares; Mr. Baumgartner, 65,421 shares; Mr. Holinger, 666 shares; Mr. Sebastian, 666 shares; Mr. Collins, 666 shares; Mr. Isaac, 666 shares; Dr. Lubliner, 666 shares; Mr. Schrauff, 666 shares; Mr. Van Meter, 666 shares; other executive officers, 57,562 shares.

(8) 500 shares of Common Stock and 2,000 shares of Preferred Stock are owned by Mr. Van Meter's wife's trust, of which Mr. Van Meter is the trustee.



ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Item 8 - Financial Statements and Supplementary Data (Note 11 to the Financial Statements).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     HALLWOOD ENERGY CORPORATION

Date:  April 20, 2001                                By: /s/William L. Guzzetti
     --------------------------------------              ----------------------
                                                         William L. Guzzetti
                                                             President