Form 10-Q
period 2001-03-31
HALLWOOD ENERGY CORP
filed 2001-05-08
CIK 319019

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

MARK ONE

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NUMBER 0-9579

                                   ----------

                           HALLWOOD ENERGY CORPORATION
             (Exact name of registrant as specified in its charter)

                                   ----------

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

Number of shares outstanding as of May 7, 2001

Common Stock                                                9,659,239
Series A Cumulative Preferred Stock                         2,263,573

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                           HALLWOOD ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)



                                                  March 31,      December 31,
                                                    2001             2000
                                                ------------    ------------

CURRENT ASSETS
   Cash and cash equivalents                    $     12,108    $      4,334
   Accounts receivable:
     Oil and gas revenues                             20,519          20,618
     Trade                                             9,594           3,911
   Due from affiliates                                 2,478             685
   Prepaid expenses and other current assets           2,740           1,927
                                                ------------    ------------
         Total                                        47,439          31,475
                                                ------------    ------------

PROPERTY, PLANT AND EQUIPMENT, at cost
   Oil and gas properties (full cost method):
     Proved mineral interests                        780,691         765,262
     Unproved mineral interests                        6,715           6,557
   Furniture, fixtures and other                       1,287           1,249
                                                ------------    ------------
         Total                                       788,693         773,068

   Less accumulated depreciation, depletion,
     amortization and property impairment           (613,651)       (608,563)
                                                ------------    ------------
         Total                                       175,042         164,505
                                                ------------    ------------

OTHER ASSETS
   Derivatives, at fair value                            101
   Deferred expenses and other assets                  1,060           1,107
   Deferred tax asset                                 10,770             680
                                                ------------    ------------
         Total                                        11,931           1,787
                                                ------------    ------------

TOTAL ASSETS                                    $    234,412    $    197,767
                                                ============    ============



                        (Continued on the following page)

                           HALLWOOD ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                          (In thousands except shares)



                                                           March 31,   December 31,
                                                              2001         2000
                                                           ---------   ------------

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                $  43,400    $  28,082
   Derivatives, at fair value                                 23,510
                                                           ---------    ---------
         Total                                                66,910       28,082
                                                           ---------    ---------

NONCURRENT LIABILITIES
   Long-term debt                                             81,449       79,387
   Derivatives, at fair value                                  7,733
   Deferred liabilities                                          946        1,037
                                                           ---------    ---------
         Total                                                90,128       80,424
                                                           ---------    ---------

           Total liabilities                                 157,038      108 506
                                                           ---------    ---------

COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDERS' EQUITY
   Series A Cumulative Preferred Stock; 5,000,000 shares
     authorized; 2,263,573 shares issued and outstanding      20,873       20,873
   Common Stock par value $.01 per share; 25,000,000
     shares authorized; 10,423,693 shares issued and
     9,659,239 outstanding                                       104          104
   Additional paid-in capital                                 70,085       70,085
   Retained earnings                                          11,110        2,809
   Accumulated other comprehensive loss                      (20,188)
   Less cost of treasury stock of 764,454 common shares       (4,610)      (4,610)
                                                           ---------    ---------
         Stockholders' equity - net                           77,374       89,261
                                                           ---------    ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 234,412    $ 197,767
                                                           =========    =========



    The accompanying notes are an integral part of the financial statements.

                           HALLWOOD ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands except per share data)



                                                        For the Three Months Ended
                                                                March 31,
                                                       ----------------------------
                                                           2001            2000
                                                       ------------    ------------
REVENUES:
   Gas revenue                                         $     19,218    $     13,845
   Oil revenue                                                3,836           6,145
   Pipeline, facilities and other                             2,169           1,666
   Interest                                                     161             153
                                                       ------------    ------------
                                                             25,384          21,809
                                                       ------------    ------------

EXPENSES:
   Production operating                                       6,109           5,482
   Ineffectiveness of oil and gas derivatives                   554
   General and administrative                                 2,660           1,801
   Depreciation, depletion and amortization                   5,048           6,434
   Interest                                                   1,808           2,395
                                                       ------------    ------------
                                                             16,179          16,112
                                                       ------------    ------------

OTHER INCOME (EXPENSES):
   Minority interest in net income of affiliates                               (127)
   Litigation                                                    27            (617)
                                                       ------------    ------------
                                                                 27            (744)
                                                       ------------    ------------

INCOME BEFORE INCOME TAXES                                    9,232           4,953
                                                       ------------    ------------

PROVISION FOR INCOME TAXES:
   Current                                                       55             548
   Deferred                                                     310
                                                       ------------    ------------
                                                                365             548
                                                       ------------    ------------

NET INCOME                                                    8,867           4,405

PREFERRED DIVIDENDS                                             566             573
                                                       ------------    ------------

   NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS
                                                       $      8,301    $      3,832
                                                       ============    ============

   NET INCOME PER SHARE - BASIC                        $        .86    $        .38
                                                       ============    ============

   NET INCOME PER SHARE - DILUTED                      $        .83    $        .38
                                                       ============    ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC
                                                              9,659          10,000
                                                       ============    ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - DILUTED
                                                             10,012          10,000
                                                       ============    ============

     The accompanying notes are an integral part of the financial statements

                           HALLWOOD ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)



                                                                               For the Three Months Ended
                                                                                        March 31,
                                                                              ----------------------------
                                                                                  2001            2000
                                                                              ------------    ------------

OPERATING ACTIVITIES:
    Net income                                                                $      8,867    $      4,405
    Adjustments to reconcile net income to net cash provided
       by operating activities:
          Depreciation, depletion and amortization                                   5,048           6,434
          Depreciation charged to affiliates                                            40              50
          Amortization of deferred loan costs and debt discount                        109             110
          Ineffectiveness of oil and gas derivatives                                   554
          Deferred tax expense                                                         310
          Minority interest in net income of affiliates                                                127
          Recoupment of take-or-pay liability                                                          (52)


    Changes in operating assets and liabilities provided (used) cash net of noncash activity:
          Oil and gas revenues receivable                                               99          (1,299)
          Trade receivables                                                         (5,683)         (2,030)
          Due from affiliates                                                       (1,793)           (134)
          Prepaid expenses and other current assets                                   (813)             15
          Accounts payable and accrued liabilities                                  15,318            (757)
          Deferred liabilities                                                         (91)
                                                                              ------------    ------------
                Net cash provided by operating activities                           21,965           6,869
                                                                              ------------    ------------

INVESTING ACTIVITIES:
    Additions to property, plant and equipment                                      (5,114)         (1,182)
    Exploration and development costs incurred                                     (10,712)         (4,296)
    Proceeds from sales of property, plant and equipment                               201          11,503
                                                                              ------------    ------------
                Net cash provided by (used in) investing activities                (15,625)          6,025
                                                                              ------------    ------------

FINANCING ACTIVITIES:
    Proceeds from long-term debt                                                     2,000
    Payments of long-term debt                                                                      (7,000)
    Dividends paid                                                                    (566)           (573)
    Purchase and cancellation of preferred shares                                                     (303)
                                                                              ------------    ------------
                Net cash provided by (used in) financing activities                  1,434          (7,876)
                                                                              ------------    ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                            7,774           5,018

CASH AND CASH EQUIVALENTS:

BEGINNING OF PERIOD                                                                  4,334          10,480
                                                                              ------------    ------------

END OF PERIOD                                                                 $     12,108    $     15,498
                                                                              ============    ============



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

On March 29, 2001, Hallwood and Pure Resources II, Inc. ("Pure"), a wholly owned subsidiary of Pure Resources, Inc. signed an agreement and plan of merger pursuant to which Pure has offered to purchase for cash all outstanding shares of Hallwood common and preferred stock for $12.50 per share and $10.84 per share, respectively.

The offer is conditioned on, among other things, there being validly tendered and not properly withdrawn prior to the expiration of the offer a number of shares that would constitute at least a majority of all outstanding shares of common stock (with shares of common stock issuable upon the exercise of outstanding warrants being deemed outstanding for this purpose) and at least a majority of all outstanding shares of Series A Cumulative Preferred Stock on the date of purchase. The offer is further conditioned upon the execution of cancellation agreements between the Company and the holders of the Company's options pursuant to the agreement and plan of merger. Therefore, shares underlying the options are not included in the calculation of the shares of outstanding common stock for purposes of Pure's offer.

The Board of Directors of Hallwood has approved the transaction and the merger agreement and the transactions contemplated by the merger agreement including the offer and the merger, and determined that the terms of the offer, the merger and the other transactions contemplated by the merger agreement are advisable and fair to and in the best interests of Hallwood and its stockholders.

The interim financial data are unaudited; however, in the opinion of management, the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Quarterly results might not be indicative of the actual annual results. These financial statements should be read in conjunction with the financial statements and accompanying notes included in Hallwood's 2000 Annual Report on Form 10-K.

ACCOUNTING POLICIES

CONSOLIDATION

Hallwood fully consolidates entities in which it owns a greater than 50% equity interest and reflects a minority interest in the consolidated financial statements. The accompanying financial statements include the majority owned affiliates, the May Limited Partnerships 1984-1, 1984-2 and 1984-3 through March 31, 2000 when they were liquidated.

COMPUTATION OF NET INCOME PER SHARE

Basic income per share is computed by dividing net income attributable to the common shareholders by the weighted average number of common shares outstanding during the periods. Diluted income per common share includes the potential dilution that could occur upon exercise of options or warrants to acquire common stock, computed using the treasury stock method which assumes that the increase in the number of shares is reduced by the number of shares which could have been repurchased by the Company with the proceeds from the exercise of the options or warrants (which were assumed to have been made at the average market price of the common shares during the reporting period). The warrants described in Note 2 and all of the Company's outstanding stock options described in Note 4 have been ignored during the three months ended March 31, 2000, and the stock options issued in January 2001 have been ignored during the three months ended March 31, 2001, in the computation of diluted net income per share because their inclusion would be antidilutive.

The following table reconciles the number of shares outstanding used in the calculation of basic and diluted income per share.


                                                      Income
                                                     to Common
                                                    Shareholders   Shares   Per Share
                                                    ------------   ------   ----------
                                                   (In thousands except per share data)

FOR THE THREE MONTHS ENDED MARCH 31, 2001
  Net income per share - basic                      $      8,301    9,659   $      .86
                                                                            ==========
  Effect of options and warrants                                      353
                                                    ------------   ------
  Net income per share - diluted                    $      8,301   10,012   $      .83
                                                    ============   ======   ==========

FOR THE THREE MONTHS ENDED MARCH 31, 2000
  Net income per share- basic                       $      3,832   10,000   $      .38
                                                    ------------   ------   ==========
  Net income per share- diluted                     $      3,832   10,000   $      .38
                                                    ============   ======   ==========

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

The Company adopted SFAS 133 on January 1, 2001. In connection with the adoption of SFAS 133, all derivatives within the Company were identified pursuant to SFAS 133 requirements. The Company determined that all of its oil and gas commodity swaps and collars, as well as its interest rate swaps should be designated as cash flow hedges. Since the Company's derivatives are designated as cash flow hedges, changes in the fair value of the derivatives are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is measured based on the relative changes in the fair value between the derivative contract and the hedged item over time. Any changes in fair value resulting from ineffectiveness, as defined by SFAS 133, are recognized immediately in current earnings.

OTHER COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive income (loss) and related tax effects for the three months ended March 31, 2001 are shown as follows:


                                                                 Tax          Net of
                                                   Gross        Effect         Tax
                                                ----------    ----------    ----------
                                                            (In thousands)

Cumulative effect of accounting change          $  (43,816)   $   14,897    $  (28,919)
Reclassification adjustments                        13,228        (4,497)        8,731
                                                ----------    ----------    ----------
Accumulated other comprehensive income (loss)   $  (30,588)   $   10,400    $  (20,188)
                                                ==========    ==========    ==========

The reclassification adjustments above represent the changes in the fair values of the Company's derivatives resulting from the settlement of these derivatives during the first quarter of 2001.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior period amounts to conform to the classifications used in the current period.

NOTE 2 - DEBT

Hallwood's long-term debt at March 31, 2001 and December 31, 2000 consisted of the following:


                         March 31, 2001    December 31, 2000
                         --------------    -----------------
                                   (In thousands)

Credit Agreement         $       58,000    $          56,000
Note Agreement                   25,000               25,000
Debt discount                    (1,551)              (1,613)
                         --------------    -----------------
  Total long-term debt   $       81,449    $          79,387
                         ==============    =================

On June 8, 1999, Hallwood and its lenders entered into an Amended and Restated Credit Agreement (as amended, the "Credit Agreement") to extend the term date of its line of credit to May 31, 2002. The lenders were Morgan Guaranty Trust Company, First Union National Bank and Bank of America. Effective June 30, 2000, Wells Fargo Bank replaced Bank of America as one of Hallwood's lenders under its Credit Agreement and Hallwood's Credit Agreement was amended to reduce Hallwood's borrowing base to $70,000,000. Hallwood's unused borrowing base was $12,000,000 as of March 31, 2001.

Borrowings against the Credit Agreement bear interest at the lower of the Certificate of Deposit rate plus from 1.375% to 2.125%, prime plus .5% plus from
 .25% to 1% or the Euro-Dollar rate plus from 1.25% to 2.0%. The applicable interest rate was approximately 6.7% at March 31, 2001. Interest is payable monthly. Quarterly principal payments of $8,286,000 are scheduled to commence May 31, 2002.

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

Hallwood has $25,000,000 of 10.32% Senior Subordinated Notes ("Subordinated Notes") due December 23, 2007 and warrants to purchase common stock under its Amended and Restated Subordinated Note and Warrant Purchase Agreement (the "Note Agreement"). The Note Agreement was amended on June 8, 1999 to issue warrants to The Prudential Insurance Company of America to purchase 309,278 shares of Hallwood's common stock at an exercise price of $7.00 per share. The terms of the Note Agreement were further amended on June 30, 2000 to exclude certain hedging transactions of the subsidiaries of Hallwood from the calculation of indebtedness. The Subordinated Notes bear interest at the rate of 10.32% per annum on the unpaid balance, payable quarterly. Annual principal payments of $5,000,000 are due December 23, 2003 through December 23, 2007.

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

All contracts are interest rate swaps with fixed rates. As of March 31, 2001, Hallwood was a party to eight contracts with three different counterparties.

The following table provides a summary of Hallwood's financial contracts.


                                                                    Average
                                             Amount of              Contract
               Period                       Debt Hedged            Floor Rate
               ------                       -----------            ----------

     Last nine months of 2001               $36,000,000                5.23%
     2002                                    37,500,000                5.23
     2003                                    37,500,000                5.23
     2004                                     6,000,000                5.23


NOTE 3 - STATEMENTS OF CASH FLOWS

Cash paid for interest during the three months ended March 31, 2001 and 2000 was $1,741,000 and $2,285,000, respectively. There was no cash paid for income taxes during the three months ended March 31, 2001 and 2000.


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

The financial contracts used by Hallwood to hedge the price of its oil and natural gas production are swaps and collars. Under the swap contracts, Hallwood sells its oil and gas production at spot market prices and receives or makes payments based on the differential between the contract price and a floating price which is based on spot market indices. Under the collar agreements, Hallwood will receive the contract price if the spot price is lower than the contract price, the cap price if the spot price is higher than the cap price, and the spot price if that price is between the contract price and the cap price.

The adoption of SFAS 133 as of January 1, 2001 resulted in the recognition of a current asset of $163,000, a noncurrent asset of $316,000, a current liability of $36,228,000 and a noncurrent liability of $8,067,000, with a net-of-tax cumulative effect adjustment reducing other comprehensive income by $28,919,000.

During the first quarter of 2001, $554,000, representing the ineffective portion of the Company's cash flow hedges was included in earnings. As of March 31, 2001, the fair values of the Company's cash flow hedges consisted of a noncurrent asset of $101,000, a current liability of $23,510,000, a noncurrent liability of $7,733,000 and a net of tax balance in other comprehensive loss of $20,188,000.

The Company expects that $23,510,000 of losses under the Company's cash flow hedges, will be reclassified from other comprehensive loss to earnings during the next twelve months.

In the event of nonperformance by the counterparties to the financial contracts, Hallwood is exposed to credit loss, but has no off-balance sheet risk of accounting loss. The Company anticipates that the counterparties will be able to satisfy their obligations under the contracts because the counterparties consist of well-established banking and financial institutions which have been in operation for many years. Certain of Hallwood's hedges are secured by the lien on Hallwood's oil and gas properties, which also secures Hallwood's Credit Agreement described in Note 2.

NOTE 5 -  STOCK OPTIONS

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

On January 28, 2000, the Compensation Committee of Hallwood granted options to purchase 238,500 shares of common stock at an exercise price of $4.625 per share which was equal to the fair market value of the common stock on the date of grant. The options expire on January 28, 2007, unless sooner terminated pursuant to the provisions of the plan. One-third of the options vested on the grant date, one-third vested on January 28, 2001 and the remaining one-third will vest on January 28, 2002. During the year ended December 31, 2000, 6,533 of these options were exercised, 19,600 of these options expired and 3,267 of these options were cancelled.

On June 9, 1999, the Compensation Committee of Hallwood granted options to purchase 600,000 shares of common stock at an exercise price of $7.00 per share which was equal to the fair market value on the date of grant. On November 22, 1999, Hallwood granted an additional 61,500 options to purchase common stock at an exercise price of $7.00 per share which was greater than the fair market value of the common stock on the date of the grant. The options expire on June 9, 2006, unless sooner terminated pursuant to the provisions of the plan. One-third of the options vested on the grant date, and the remainder vest one-third on June 8, 2000 and one-third on June 8, 2001. During the year ended December 31, 2000, 27,000 of these options expired and 54,000 of these options were cancelled.

Pursuant to the terms of the plan under which the options were granted, all of the outstanding options vest upon a change of control, as defined.

NOTE 6 - LEGAL SETTLEMENTS

In connection with the Consolidation, Hallwood assumed the liability for two lawsuits filed against Hallwood Group and certain individuals and related to the direct energy interests acquired from Hallwood Group. These lawsuits, both filed in federal court in Denver, Colorado, have been settled and dismissed. During February 2000, Hallwood paid approximately $673,000 in connection with these lawsuits. During May 2000, the Company received a settlement offer from its insurance company to reimburse approximately $419,000 of the costs paid in connection with these lawsuits. This amount was received by the Company during the third quarter of 2000 and recognized as litigation income during that quarter.

In connection with the 1995 closing of the Jakarta, Indonesia office of HEP and HCRC, three former employees filed a lawsuit against those entities, primarily based on allegations that their employment contracts had been breached. The case was tried in 1997, and after appeals, a final judgment of approximately $488,000 plus interest was awarded to the plaintiffs. The amount due was accrued as of March 31, 2000, and was paid to the plaintiffs in the second quarter of 2000.

In addition to the litigation noted above, the Company and its subsidiaries are from time to time subject to routine litigation and claims incidental to their business, which the Company believes will be resolved without material effect on the Company's financial condition, cash flows or operations.

ITEM 2    -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS

On March 29, 2001, Hallwood and Pure Resources II, Inc., a wholly owned subsidiary of Pure Resources, Inc. signed an agreement and plan of merger pursuant to which Pure Resources II, Inc. has offered to purchase for cash all outstanding shares of Hallwood common and preferred stock for $12.50 per share and $10.84 per share, respectively.

The offer is conditioned on, among other things, there being validly tendered and not properly withdrawn prior to the expiration of the offer a number of shares that would constitute at least a majority of all outstanding shares of common stock (with shares of common stock issuable upon the exercise of outstanding warrants being deemed outstanding for this purpose) and at least a majority of all outstanding shares of Series A Cumulative Preferred Stock on the date of purchase. The offer is further conditioned upon the execution of cancellation agreements between the Company and the holders of the Company's options pursuant to the agreement and plan of merger. Therefore, shares underlying the options are not included in the calculation of the shares of outstanding common stock for purposes of Pure's offer.

The Board of Directors of Hallwood has approved the transaction and the merger agreement and the transactions contemplated by the merger agreement including the offer and the merger, and determined that the terms of the offer, the merger and the other transactions contemplated by the merger agreement are advisable and fair to and in the best interests of Hallwood and its stockholders.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

Hallwood had $21,965,000 of cash flow from operating activities during the first three months of 2001.

Primary cash inflows were:

     o  Proceeds from long-term debt of $2,000,000; and

     o  Proceeds from the sale of properties of $201,000.

Cash was used primarily for:

     o  Additions to property and development costs incurred of $15,826,000;
        and

     o  Dividends to preferred shareholders of $566,000.

When combined with miscellaneous other cash activity during the period, the result was an increase of $7,774,000 in Hallwood's cash from $4,334,000 at December 31, 2000 to $12,108,000 at March 31, 2001.

EXPLORATION AND DEVELOPMENT PROJECTS AND ACQUISITIONS

Through March 31, 2001, Hallwood incurred $15,826,000 in cash for property additions, development, exploitation, and exploration costs. The costs were comprised of $5,114,000 for property additions and approximately $10,712,000 for domestic exploration and development. Hallwood's capital budget for 2001 is $50,000,000, with $30,000,000 targeted for exploration, exploitation, and development. The remaining $20,000,000 is available for acquisitions, debt reduction, stock repurchases, and other capital projects. The significant capital expenditures through March 31, 2001 are as follows.

GULF COAST REGION

During the first three months of 2001, Hallwood expended approximately $6,447,000 (40%) of its capital budget in the Gulf Coast Region in Louisiana and South and East Texas. The following are major projects within the region.

LOUISIANA. In the first quarter of 2001, Hallwood began drilling a 15,250 foot Klump well that is a test of sands that are productive in a nearby field. Total depth of the well is expected to be reached in the second quarter of 2001. Additionally, a 12,830 foot Marg Tex exploration well is currently being completed. The well is anticipated to begin producing in mid-May. Hallwood will have an approximate 28% working interest in the Klump well and a 35% working interest in the Marg Tex well. Total costs for both wells during the first quarter of 2001, were approximately $3,580,000.

SOUTH TEXAS. Hallwood began drilling a 10,850 foot sand development well in Chambers County, Texas in March 2001. The well is part of an August 2000 property acquisition and Hallwood owns an approximate 97% working interest. The well is currently being completed. Total costs during the first quarter of 2001 were $1,878,000. A second well in the area is anticipated later this year.

ROCKY MOUNTAIN REGION

During the first quarter of 2001, Hallwood expended approximately $1,384,000 (9%) of its capital budget in the Rocky Mountain Region located in Colorado and Northwest New Mexico.

SAN JUAN BASIN PROJECT - COLORADO AND NEW MEXICO. Hallwood incurred approximately $1,288,000 for costs associated with recompleting two Colorado Fruitland Coal infill wells in the first quarter of 2001 and for two additional wells to be completed in the second quarter of 2001. During the fourth quarter of 2000, two wells were completed and there are an additional 12 locations, which still remain. As many as nine of the additional locations could be drilled this year. All of the wells relate to the application made by Hallwood, and other industry partners, to the Colorado Oil and Gas Commission for field wide infill drilling in the Fruitland Coal formation. The application was to reduce the present 320-acre spacing units to 160 acres, because the existing spacing units cannot be adequately drained by a single well. Approval was granted in July 2000, and could result in as many as 18 locations on the acreage in which the Company has an indirect interest through its special purpose tax credit vehicle. In addition to the Colorado locations, Hallwood has the potential for 12 similar locations in New Mexico if infill drilling is permitted there. It is estimated that at current pricing these additional locations would add approximately 25 net Bcfe in reserve volumes. Hallwood has not made application for infill drilling locations in New Mexico.

During the first quarter of 2001, Hallwood more than doubled the compression horsepower at its Southeast Durango central delivery point. The increase in compression was necessary to accommodate the increased production from the new wells associated with the infill drilling program and it will also increase production on the existing wells. In addition, Hallwood is currently working on an improvement plan to add lines, loop lines, and lower pressure connections which will result in increased production and will yield additional recoverable reserves. The project will be completed in mid-May.

GREATER PERMIAN REGION

In the Greater Permian Region, Hallwood's capital expenditures incurred during the first quarter of 2001 were approximately $6,470,000 (41%).

SPRABERRY. The majority of the costs incurred in the Greater Permian Region primarily relate to the 20 well Spraberry infill drilling program that began in the fourth quarter of 2000. To date, 19 of the wells have been successfully drilled and completed or spud. First quarter of 2001 costs related to the drilling program were approximately $5,310,000. Hallwood will begin drilling the final well in the second quarter of 2001.

OTHER

The remaining $1,525,000 (10%) of Hallwood's capital expenditures in the first quarter of 2001 was devoted to the following projects.

In January 2001, Hallwood spud a 13,265 foot stacked lateral well in the James Lime formation located in Nacogdoches County, Texas. The well was completed in April. Hallwood owns a 45% working interest in the well, which will be brought on line in May 2001. Total costs for the well during 2001 were approximately $841,000.

The remaining capital expenditures relate to technical general and administrative expenditures and numerous projects, which were completed or are underway and are individually less significant.

DIVIDENDS

On March 20, 2001, Hallwood declared a quarterly dividend of $.25 per Series A Cumulative Preferred share, payable on May 15, 2001 to shareholders of record on March 31, 2001. This amount was accrued as of March 31, 2001.

The Series A Cumulative Preferred Stock has a dividend preference of $1.00 per share per year. Hallwood may not declare or pay dividends to common shareholders unless full cumulative dividends have been paid on the preferred stock.

FINANCING

Hallwood's long-term debt at March 31, 2001 and December 31, 2000 consisted of the following:


                         March 31, 2001    December 31, 2000
                         --------------    -----------------
                                               (In thousands)

Credit Agreement         $       58,000    $          56,000
Note Agreement                   25,000               25,000
Debt discount                    (1,551)              (1,613)
                         --------------    -----------------
  Total long-term debt   $       81,449    $          79,387
                         ==============    =================

On June 8, 1999, Hallwood and its lenders entered into an Amended and Restated Credit Agreement (as amended, the "Credit Agreement") to extend the term date of its line of credit to May 31, 2002. The lenders were Morgan Guaranty Trust Company, First Union National Bank and Bank of America. Effective June 30, 2000, Wells Fargo Bank replaced Bank of America as one of Hallwood's lenders under its Credit Agreement, and Hallwood's Credit Agreement was amended to reduce Hallwood's borrowing base to $70,000,000. Hallwood's unused borrowing base was $12,000,000 as of March 31, 2001.

Borrowings against the Credit Agreement bear interest at the lower of the Certificate of Deposit rate plus from 1.375% to 2.125%, prime plus .5% plus from
 .25% to 1% or the Euro-Dollar rate plus from 1.25% to 2.0%. The applicable interest rate was approximately 6.7% at September 30, 2000. Interest is payable monthly. Quarterly principal payments of $8,286,000 are scheduled to commence May 31, 2002.

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

Hallwood has $25,000,000 of 10.32% Senior Subordinated Notes ("Subordinated Notes") due December 23, 2007 and warrants to purchase common stock under its Amended and Restated Subordinated Note and Warrant Purchase Agreement (the "Note Agreement"). The Note Agreement was amended on June 8, 1999 to issue warrants to The Prudential Insurance Company of America to purchase 309,278 shares of Hallwood's common stock at an exercise price of $7.00 per share. The terms of the Note Agreement were further amended on June 30, 2000 to exclude certain hedging transactions of the subsidiaries of Hallwood from the calculation of indebtedness. The Subordinated Notes bear interest at the rate of 10.32% per annum on the unpaid balance, payable quarterly. Annual principal payments of $5,000,000 are due December 23, 2003 through December 23, 2007.

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

All contracts are interest rate swaps with fixed rates. As of March 31, 2001, Hallwood was a party to eight contracts with three different counterparties.

The following table provides a summary of Hallwood's financial contracts.


                                                                    Average
                                             Amount of              Contract
               Period                       Debt Hedged            Floor Rate
               ------                       -----------            ----------

     Last nine months of 2001               $36,000,000                5.23%
     2002                                    37,500,000                5.23
     2003                                    37,500,000                5.23
     2004                                     6,000,000                5.23


CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In the interest of providing the shareholders with certain information regarding the Company's future plans and operations, certain statements set forth in this Form 10-Q relate to management's future plans, objectives and expectations. Such statements are forward-looking statements within the meanings of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although any forward-looking statements contained in this Form 10-Q or otherwise expressed by or on behalf of the Company are, to the knowledge and in the judgment of the officers and directors of the Company, expected to prove true and come to pass, management is not able to predict the future with absolute certainty. Forward-looking statements involve known and unknown risks and uncertainties which may cause the Company's actual performance and financial results in future periods to differ materially from any projection, estimate or forecasted result. Please refer to the Company's Annual Report on Form 10-K for additional statements concerning important factors that could cause actual results to differ materially from the Company's expectations. These risks and uncertainties include, among other things, volatility of oil and gas prices, competition, risks inherent in the Company's oil and gas operations, risk of mechanical failure, the inexact nature of interpretation of seismic and other geological and geophysical data, imprecision of reserve estimates, the availability of capital, the Company's ability to replace and expand oil and gas reserves, and such other risks and uncertainties described from time to time in the Company's periodic reports and filings with the Securities and Exchange Commission. Accordingly, shareholders and potential investors are cautioned that certain events or circumstances could cause actual results to differ materially from those projected, estimated or predicted.

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


                                      Oil                   Oil                    Gas                    Gas
                                (excluding the         (including the        (excluding the         (including the
                                  effects of             effects of            effects of             effects of
                                    hedging               hedging                hedging                hedging
                                 transactions)         transactions)          transactions)          transactions)
                                --------------         -------------          -------------          -------------
                                   (per bbl)             (per bbl)              (per mcf)              (per mcf)

First quarter - 2000                 $27.26                $24.19                 $2.29                  $2.19
Second quarter - 2000                 29.42                 23.35                  3.22                   2.70
Third quarter - 2000                  30.69                 23.51                  3.77                   2.84
Fourth quarter - 2000                 30.45                 23.09                  4.74                   3.10
First quarter - 2001                  28.20                 26.10                  6.57                   4.06

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

Hallwood's philosophy is to use derivatives to provide a measure of stability in the volatile price environment of oil and gas, and to furnish an element of predictability in the cash flow of the Company. In general, the Company is authorized to hedge up to 50%, on a total equivalent volume basis, of its oil and gas production for the next two forward years, and 30% for each of the three years thereafter. The Company does not ordinarily intend to hedge more than 65% of any one commodity. In addition, Hallwood will, in most cases, enter into transactions with minimum fixed prices for the production subject to the contracts. This philosophy may be modified as circumstances require.

The financial contracts used by Hallwood to hedge the price of its oil and natural gas production are swaps and collars. Under the swap contracts, Hallwood sells its oil and gas production at spot market prices and receives or makes payments based on the differential between the contract price and a floating price which is based on spot market indices. As of March 31, 2001, Hallwood was a party to 22 financial contracts with three different counterparties.

The following tables provide a summary of Hallwood's outstanding financial contracts:


                                          Oil
                                  ---------------------           Contract
                                  Percent of Production           Delivered
            Period                       Hedged                     Price
            ------                ---------------------           ---------
                                                                  (per bbl)

Last nine months of 2001                     30%                    $23.14
2002                                          9                      23.10



                                          Gas
                                  ---------------------           Contract
                                  Percent of Production           Delivered
            Period                       Hedged                     Price
            ------                ---------------------           ---------
                                                                  (per mcf)
Last nine months of 2001                     55%                    $2.24
2002                                         25                      2.09

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

During the second quarter through April 25, 2001, the weighted average oil price (for barrels not hedged) was approximately $26.65 per barrel. The weighted average price of natural gas (for mcf not hedged) during that period was approximately $4.85 per mcf.

INFLATION

Inflation did not have a material impact on Hallwood in 2000. However, substantial drilling, completion and operational cost increases were experienced throughout the industry and became evident in the latter half of 2000. Hallwood expects to experience continued inflationary pressure for oil field goods and services during 2001.

RESULTS OF OPERATIONS

FIRST QUARTER OF 2001 COMPARED TO THE FIRST QUARTER OF 2000

The following table is presented to contrast Hallwood's oil and gas price and production for discussion purposes. Significant fluctuations are discussed in the accompanying narrative.


                                            2001              2000
                                            ----              ----
                                          (In thousands except price)

Gas
  Production (mcf)                          4,736             6,323
  Price (per mcf)                           $4.06           $  2.19

Oil
  Production (bbl)                            147               254
  Price (per bbl)                          $26.10            $24.19

GAS REVENUE

Gas revenue increased $5,373,000 during the first quarter of 2001 compared with the first quarter of 2000. The increase is the result of an increase in the average gas price from $2.19 per mcf in 2000 to $4.06 per mcf in 2001, partially offset by a decrease in production from 6,323,000 mcf in 2000 to 4,736,000 in 2001. The decrease in production is primarily due to declining production rates on the Lavaca County properties and the property sales during the first and second quarters of 2000.

The effect of Hallwood's hedging transactions as described under "Inflation and Changing Prices," during the first quarter of 2001, was to decrease Hallwood's average gas price from $6.57 per mcf to $4.06 per mcf, representing a $11,887,000 decrease in revenue from hedging transactions.

OIL REVENUE

Oil revenue decreased $2,309,000 during the first quarter of 2001 compared with the first quarter of 2000. The decrease is the result of a decrease in production from 254,000 barrels in 2000 to 147,000 barrels in 2001, partially offset by an increase in the average oil price from $24.19 per barrel in 2000 to $26.10 per barrel in 2001. The production decrease is primarily due to property sales during the first and second quarters of 2000.

The effect of Hallwood's hedging transactions during the first quarter of 2001 was to decrease Hallwood's average oil price from $28.20 per barrel to $26.10 per barrel, resulting in a $309,000 decrease in revenue from hedging transactions.

PIPELINE, FACILITIES AND OTHER

Pipeline, facilities and other revenue consists primarily of facilities income from two gathering systems located in New Mexico, revenues derived from salt water disposal and Section 29 tax credit payments related to certain wells in San Juan County, New Mexico and LaPlata County, Colorado. Pipeline, facilities and other revenue increased $503,000 during the first quarter of 2001 compared with the first quarter of 2000. The increase is primarily due to an increase in
Section 29 tax credit payments resulting from an increase in the contractual inflation rate used in the calculation of the payments and a one-time downward adjustment to salt water disposal income during 2000, which related to a change in the operating agreement associated with one of the Company's significant salt water disposal wells.

PRODUCTION OPERATING

Production operating expense increased $627,000 during the first quarter of 2001 compared with the first quarter of 2000. The increase is the result of increased production taxes resulting from the higher oil and gas prices discussed above as well as operational cost increases experienced throughout the industry, partially offset by decreased operating costs due to property sales during the first and second quarters of 2000.

INEFFECTIVENESS OF OIL AND GAS DERIVATIVES

As described in Notes 1 and 4 of the accompanying financial statements, the Company adopted SFAS 133 on January 1, 2001. The adoption resulted in a $554,000 charge to income representing the ineffectiveness of the Company's derivatives during the first quarter of 2001.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense includes costs incurred for direct administrative services such as legal, audit and reserve reports, as well as allocated internal overhead incurred by the operating company on behalf of Hallwood. These expenses increased $859,000 during 2001 compared with 2000 primarily due to an increase in bad debt expense during the first quarter of 2001.

DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE

Depreciation, depletion and amortization expense decreased $1,386,000 during the first quarter of 2001 compared with the first quarter of 2000. The decrease is primarily the result of lower depletion rate during 2001 due to the decrease in production discussed above.

INTEREST

Interest expense decreased $587,000 during the first quarter of 2001 compared with the first quarter of 2000 due to a lower average outstanding debt balance during 2001.

PROVISION FOR INCOME TAXES

The current provision for income taxes during the first quarter of 2001 is comprised of a provision for both federal and state income taxes. The deferred tax provision represents the effect of adjusting the Company's valuation allowance to result in a $370,000 net deferred tax asset, which represent the Company's estimated realizable portion of its net deferred tax assets before consideration of the taxes associated with the accumulated other comprehensive loss resulting from the derivatives. The effective tax rate during 2001 is lower than the statutory rate primarily because of the use of net operating loss carryforwards.

MINORITY INTEREST IN NET INCOME OF AFFILIATES

Minority interest in net income of affiliates during 2000 represents unaffiliated partners' interest in the net income of the May Partnerships. The zero balance during the first quarter of 2001 reflects the liquidation of the remaining three May Partnerships in April 2000.

LITIGATION

Litigation expense during the first quarter of 2000 is comprised of the costs related to the settlement of the employment litigation described in Note 6 of the accompanying financial statements. The litigation income during 2001 represents an adjustment relating to the amounts paid during 2000 in connection with the employment litigation discussed above.

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

Commodity Price Risk (non-trading) - Hallwood hedges a portion of the price risk associated with the sale of its oil and natural gas production through the use of derivative commodity instruments, which consist of swaps and collars. These instruments reduce Hallwood's exposure to decreases in oil and natural gas prices on the hedged portion of its production by enabling it to effectively receive a fixed price on its oil and gas sales or a price that only fluctuates between a predetermined floor and ceiling. As of March 31, 2001, Hallwood has entered into derivative commodity hedges covering an aggregate of 287,000 barrels of oil and 13,241,000 mcf of gas that extend through 2002. As of December 31, 2000 these hedges covered an aggregate of 358,000 barrels of oil and 15,929,000 mcf of gas. Under these contracts, Hallwood sells its oil and natural gas production at spot market prices and receives or makes payments based on the differential between the contract price and a floating price which is based on spot market indices. The amount received or paid upon settlement of these contracts is recognized as oil or natural gas revenues at the time the hedged volumes are sold. A hypothetical decrease in oil and natural gas prices of 10% from the prices in effect as of March 31, 2001 would cause a loss in income and cash flows of $8,226,000 during the remaining nine months of 2001, assuming that oil and gas production remain at projected levels. This loss in income and cash flows would be offset by a $3,949,000 increase in income and cash flows associated with the oil and natural gas derivative contracts that are in effect for the remaining nine months of 2001. As of December 31, 2000, a hypothetical decrease in oil and natural gas prices of 10% would have caused a loss of income and cash flows of $20,380,000 during the year ended December 31, 2001. This loss would have been offset by a $9,676,000 increase in income and cash flows from the derivatives that were in effect as of December 31, 2000.

Interest Rate Risks (non-trading) - Hallwood uses both fixed and variable rate debt to partially finance operations and capital expenditures. As of March 31, 2001, Hallwood's debt consisted of $58,000,000 in borrowings under its Credit Agreement which bears interest at a variable rate, and $25,000,000 in borrowings under its 10.32% Senior Subordinated Notes which bear interest at a fixed rate. Hallwood hedges a portion of the risk associated with this variable rate debt through derivative instruments, which consist of interest rate swaps and collars. Under the swap contracts, Hallwood makes interest payments on its Credit Agreement as scheduled and receives or makes payments based on the differential between the fixed rate of the swap and a floating rate plus a defined differential. These instruments reduce Hallwood's exposure to increases in interest rates on the hedged portion of its debt by enabling it to effectively pay a fixed rate of interest or a rate which only fluctuates within a predetermined ceiling and floor. A hypothetical increase in interest rates of two percentage points would cause a loss in income and cash flows of $870,000 during the remaining nine months of 2001, assuming that outstanding borrowings under the Credit Agreement remain at current levels. This loss in income and cash flows would be offset by a $540,000 increase in income and cash flows associated with the interest rate swap and collar agreements that are in effect for the remaining nine months of 2001. As of December 31, 2000, a hypothetical increase of 2% would have caused a loss of income and cash flows of $1,120,000 during 2001. This loss in income and cash flows would have been offset by a $720,000 increase in income and cash flows associated with the interest rate derivatives that were in effect as of December 31, 2000.

PART II  -    OTHER INFORMATION


ITEM 1     -  LEGAL PROCEEDINGS

              Reference is made to Item 8 - Notes 13 and 14 of Form 10-K for the year ended December 31, 2000 and Note 6 of this Form 10-Q.


ITEM 2     -  CHANGES IN SECURITIES

              None.


ITEM 3     -  DEFAULTS UPON SENIOR SECURITIES

              None.


ITEM 4     -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None.


ITEM 5     -  OTHER INFORMATION

              None.


ITEM 6     -  EXHIBITS AND REPORTS ON FORM 8-K

              a)   Exhibits

                   10.18  Amendment No. 6 to credit Agreement, dated June 8,
                          1999

              b)   Reports on Form 8-K

                   None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      HALLWOOD ENERGY CORPORATION



Date:  May 7, 2001                    By: /s/ William J. Baumgartner
     ----------------------               -------------------------------
                                          William J. Baumgartner, Vice President
                                          (Chief Financial Officer)

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER         DESCRIPTION
-------        -----------

10.18          Amendment No. 6 to credit Agreement, dated June 8, 1999